Form 10-Q
period 1995-09-30
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1995-11-14
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  1-10022

  AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

          Delaware                                47-0717849
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)            Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


                       (402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                            Sept. 30, 1995
                                                                                                (Unaudited)      Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                $       759,233     $       885,027
 Investment in mortgage-backed securities (Note 5)                                              18,177,600          19,741,212
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                 37,384
 Interest receivable                                                                               111,005             119,434
 Other assets                                                                                       68,228              70,588
                                                                                            ---------------     ---------------
                                                                                           $     19,116,066    $    20,853,645
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                               $	       66,934	    $	       71,915
		Distribution payable (Note 4)		                                                                  393,984		           421,745
                                                                                            ---------------     ---------------
                                                                                             						460,918		           493,660
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($11.46 per BUC in 1995 and $12.09 in 1994)	                                                 18,655,048	         20,359,885
                                                                                            ---------------     ---------------
                                                                                          						18,655,148		        20,359,985
                                                                                            ---------------     ---------------
                                                                                      					$	   19,116,066	    $	   20,853,645
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                     						For the		           For the		      For the Nine     		 For the Nine
                                               						Quarter Ended		     Quarter Ended		      Months Ended      		Months Ended
                                               					Sept. 30, 1995		    Sept. 30, 1994		    Sept. 30, 1995     	Sept. 30, 1994
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	                $	      329,035	    $	      310,800	    $	    1,023,408	    $	      893,496
	Equity in earnings of property partnerships		              55,627		            31,953		           118,667		            95,961
	Interest income on temporary cash investments		             9,161		             8,844		            21,617		            58,921
	Gain on sale of mortgage-backed securities		                 -	   	              -                		3,023		              -
                                                    ---------------     ---------------     ---------------     ---------------
                                                        			393,823		           351,597		         1,166,715           1,048,378
Expenses
	General and administrative expenses (Note 7)		             72,444		            67,528		           214,280	           	209,246
                                                    ---------------     ---------------     ---------------     ---------------
Net income	                                        $       321,379	    $	      284,069	    $	      952,435	    $	      839,132
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partner	                                  $	        5,925	    $	        6,445	    $	       18,184	    $  	     19,537
	BUC Holders		                                             315,454		           277,624		           934,251		           819,595
                                                    ---------------     ---------------     ---------------     ---------------
			                                                $	      321,379	    $	      284,069	    $	      952,435    	$	      839,132
                                                    ===============     ===============     ===============     ===============
Net income per BUC	                                $	        .1934	    $	        .1648	    $	        .5696	    $	        .4867
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding	             1,630,854		         1,683,904		         1,640,154		         1,683,904
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1994                     $          	100		         1,683,904	    $	   20,359,885    	$	   20,359,985
  Net income				                                            18,184		              -		              934,251      		     952,435
  Cash distributions paid or accrued (Note 4)			           (18,184)		             -           		(1,800,177)		       (1,818,361)
  Purchase of units				                                       -		              (56,550)		         (669,744)		         (669,744)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	          100   		      1,627,354	     	   18,824,215 	    	   18,824,315
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1994                                -                   -                   -                   -
  Net change                                                  -                   -               (169,167)           (169,167)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -               (169,167)           (169,167)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at September 30, 1995                      $           100           1,627,354     $    18,655,048     $    18,655,148
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine	       For the Nine
                                                                                              Months Ended		      Months Ended
                                                                                            Sept. 30, 1995		    Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                             $	      952,435	    $	      839,132
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                                                (118,667)		          (95,961)
			Gain on sale of mortgage-backed securities				                                                   (3,023)		             -
			Amortization of discount on mortgage-backed securities				                                      (15,380)		          (19,697)
			Decrease in interest receivable				                                                               8,429		            24,270
			Decrease in other assets				                                                                      2,360		             3,525
			Decrease in accounts payable				                                                                 (4,981)		           (6,364)
                                                                                            ---------------     ---------------
  	Net cash provided by operating activities				                                                   821,173		           744,905
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                                          830,710		           986,131
	Sale of mortgage-backed securities				                                                            582,138		              -
	Distributions received from PREPs		                                                               156,051		           192,105
 Investment in PREPs                                                                                  -                (18,981)
	Acquisition of mortgage-backed securities				                                                        -		           (1,102,559)
                                                                                            ---------------     ---------------
		Net cash provided by investing activities                                                  				1,568,899		            56,696
                                                                                            ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                                         (1,846,122)		       (1,958,772)
	Purchase of units				                                                                            (669,744)		             -
                                                                                            ---------------     ---------------
		Net cash used in financing activities				                                                     (2,515,866)		       (1,958,772)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments				                                           (125,794)		       (1,157,171)
Cash and temporary cash investments at beginning of period				                                     885,027		         1,859,750
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                                    $	      759,233	    $	      702,579
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

1.	Organization

America First PREP Fund 2 Limited Partnership (the Partnership) was formed on May 28, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally-insured multifamily mortgages and other investments including preferred real estate participations (PREPs). PREPs consist of equity interests which are intended to provide the Partnership with a participation in the net cash flow and net sale or refinancing proceeds of the properties collateralizing the mortgage loans.
The Partnership began operations with the first escrow closing on March 25, 1988, and will continue in existence until December 31, 2017, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Six (AFCA 6).

2.	Summary of Significant Accounting Policies

	A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1995, and results of operations for all periods presented have been made.

	B)	Investment in Mortgage-Backed Securities
    On January 1, 1994, the Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities will be reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading. FAS 115 had no impact to partners' capital or earnings prior to June 30, 1995, since all investment securities were classified as held-to-maturity. As described in Note 5, on June 30, 1995, the Partnership reclassified certain investment securities from the held-to-maturity category to the available-for-sale category.

	C)	Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method. The investments have been reduced to zero and earnings are recorded to the extent of distributions received.

	D)	Allowance for Losses on Investments in PREPs
    The allowance for losses on investments in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based upon management's estimates of discounted future cash flows; however, the ultimate realized values may vary from current estimates. These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1995:

	Cash and temporary cash investments				                      	                                                $      	422,643
	GNMA Certificates										                                                                                         3,732,860
	FNMA Certificates										                                                                                         3,499,917
                                                                                                                ---------------
	Balance at September 30, 1995					                                                                            $	    7,655,420
                                                                                                                ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. On December 12, 1994, and February 6, 1995, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 100,000 BUCs of the Partnership in open-market transactions. As of September 30, 1995, 56,550 BUCs had been acquired at a total cost of $669,744.

4. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 6 and BUC Holders. Cash distributions included in the financial statements represent the actual cash distributions made during each period, and the cash distributions accrued at the end of each period.

5.	Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government
National Mortgage Association (GNMA) Certificates and Federal National
Mortgage Association (FNMA) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The FNMA Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA
Certificates are debt securities issued by FNMA and are guaranteed as to the full and timely payment of principal and interest on the underlying loans.

During the quarter ended June 30, 1995, the Partnership sold a portion of the securities in the held-to-maturity portfolio. The total amortized cost, realized gain and realized loss for sales from securities classified as held-to-maturity were $579,115, $3,411 and $388, respectively. In addition, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification.

At September 30, 1995 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for available-for-sale securities are $7,401,944, $11,027, $180,194, $7,232,777 respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $10,944,823, $233,730, $502,560 and $10,675,993
respectively.














Descriptions of the Partnership's mortgage-backed securities at September 30, 1995, are as follows:

                                                                 Number   	   Interest           Maturity      		   Carrying
Type of Security and Name	          Location                   of Units       	   Rate          	    Date		           Amount
-------------------------------     -------------------       ----------     ----------       ------------     ---------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK            	         144           9.25%     	   07/15/2023     $ 	  1,485,111
 	Broadmoor Court	                  Colorado Springs, CO	           46       	   9.25%      	  10/15/2029      		  1,544,531
 	Owings Chase Apartments          	Pikesville, MD       	         234       	   6.75%(1)      12/15/2023      		  5,583,999
 	Pools of single-family properties		                              N/A	          8.74%(2)    2016 to 2018	 	       2,331,182
                                                                                                                --------------
                                                                                                                  10,944,823
                                                                                                                --------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family properties		                              N/A	          6.03%(2)           	2008	 	       3,384,232(3)
	 Pools of single-family properties		                              N/A	          7.58%(2)   	2007 to 2009		          348,628(3)

	FNMA Certificates:
 	Pools of single-family properties                  	           	 N/A       	   5.52%(2)          	 2000      		  3,499,917(3)
                                                                                                                --------------
                                                                                                                   7,232,777
                                                                                                                --------------
Balance at September 30, 1995                                                                            				 	$	 18,177,600
                                                                                                                ==============

(1) The Partnership restructured the security during the first quarter of 1994 which lowered the interest rate from 9.25%.
(2) Represents yield to the Partnership.
(3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1994                                                                           								$   	19,741,212
	Addition
		Amortization of discount on mortgage-backed securities                                                       				 				15,380
	Deductions
		Mortgage principal payments received                                                                      								 	(830,710)
		Sale of mortgage-backed securities                                                                       										 (579,115)
		Net unrealized holding losses on available-for-sale securities                                              							 (169,167)
                                                                                                                ---------------
Balance at September 30, 1995                      					                                                       $  	 18,177,600
                                                                                                                ===============

6.	Investment in PREPs

The Partnership's PREPs consist of interests in limited partnerships which own multifamily properties financed by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments. Certain of the agreements have been amended to defer payment of the base return.

Descriptions of the PREPs at September 30, 1995, are as follows:

                                                                                                                      Carrying
Name                             	Location              	        Partnership Name			                                    Amount
----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court      	            Colorado Springs, CO 	         Stazier Associates Colorado Springs, Ltd.		   $       141,523
Owings Chase Apartments   	       Pikesville, MD       	         Owings Chase Limited Partnership             		       200,000
Ashwood Apartments        	       Tulsa, OK            	         129th Street Limited Partnership       			               -
Laurel Park Apartments    	       Riverdale, GA        	         Gold Key Venture                       			               -
                                                                                                                ---------------
                                                                                                         						$	      341,523
Less valuation allowance                                                                                          				(341,523)
                                                                                                                ---------------
                                                                  					                                        $	         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1994                  								                                                          $      	37,384
	Addition
		Equity in earnings of property partnerships                                                                   							118,667
	Deduction
		Distributions received from PREPs                						                                                             (156,051)
                                                                                                                 --------------
Balance at September 30, 1995                    					                                                          $  	      -
                                                                                                                 ==============

The following summarizes the activity in the valuation allowance:

Balance at December 31, 1994	                                                                                   $     	670,160
	Write-off(1)                                                                                                       		(328,637)
                                                                                                                 --------------
Balance at September 30, 1995					                                                                              $	     341,523
                                                                                                                 ==============

(1) During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1995 was $178,891 ($48,242 for the quarter ended September 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1995, AFCA 6 earned administrative fees of $39,816 ($13,178 for the quarter ended September 30, 1995). Of this amount, $35,190 ($11,639 for the quarter ended September 30,
1995) was paid by the Partnership and the remainder was paid by property owners.

The general partner of the partnership which owns Owings Chase Apartments is principally owned by an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has an interest in the property partnership's profits and losses, and cash flow which is subordinate to the limited partners.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $56,062 in 1995 ($18,937 for the quarter ended September 30, 1995).

  Item 2.
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); and (ii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the mortgage-backed securities collateralized by the Villages at Moonraker and Laurel Park Apartments. During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the Partnership no longer has an equity interest in this property. The Partnership continues to hold its equity interest in Laurel Park Apartments. Collectively, the remaining GNMA Certificates and the PREPs are referred to as the Permanent Investments.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1995:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Ashwood Apartments              	         Tulsa, OK                  		                  144             	132             	92%
Broadmoor Court                 	         Colorado Springs, CO        	                   46              	46             100%
Laurel Park Apartments          	         Riverdale, GA              	                   387             	367             	95%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	229             	98%
                                                                                   ----------       ----------      -----------
                                                             	                           811	             774             	95%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                         					For the Nine	       For the Nine
                                                                                        						Months Ended      		Months Ended
                                                                                       					Sept. 30, 1995	     Sept. 30, 1994
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income							                                                                             $        	.5696	    $	        .4867
	Return of capital								                                                                           .5279		             .6619
                                                                                            ---------------     ---------------
					                                                                                      $	       1.0975	    $	       1.1486
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					                        $	       1.0975	    $	       1.1294
 Paid out of reserves                                                                                 -                  .0192
                                                                                            ---------------     ---------------
                                                                                           $        1.0975     $        1.1486
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the nine months ended September 30, 1995, the Partnership added a net amount of $2,168 ($121,382 for the quarter ended September 30, 1995) to reserves. In addition, the Partnership withdrew $669,744 from reserves to purchase 56,550 BUCs during the nine months ended September 30, 1995 ($61,347 to purchase 5,250 BUCs for the quarter ended September 30, 1995). The total amount held in reserves at September 30, 1995, was $7,655,420 of which $7,232,777 was invested in GNMA and FNMA
Certificates.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA, respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. On a regular basis, management reviews the real estate underlying the PREPs in order to assess the net realizable value of each property. It is the policy of the Partnership to provide a valuation reserve, if necessary, for potential losses on the Partnership's investment in PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1995, indicated that the PREPs recorded on the balance sheet at September 30, 1995, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has remained relatively constant since June 30, 1995.

Results of Operations

The tables below compares the results of operations for each period shown.

                                                                             		For the		           For the		         Increase
                                                                       		Quarter Ended     		Quarter Ended		        (Decrease)
                                                                       	Sept. 30, 1995 		   Sept. 30, 1994         		From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                     $	      329,035	    $	      310,800	    $	       18,235
Equity in earnings of property partnerships		                                   55,627            		31,953		            23,674
Interest income on temporary cash investments	                                  	9,161		             8,844		               317
                                                                         --------------     ---------------     ---------------
				                                                                           393,823           		351,597		            42,226
General and administrative expenses		                                          (72,444)		          (67,528)		            4,916
                                                                         --------------     ---------------     ---------------
Net income	                                                             $	     321,379	    $	      284,069	    $	       37,310
                                                                         ==============     ===============     ===============

                                                                         	For the Nine       	For the Nine		          Increase
                                                                        		Months Ended		      Months Ended		         (Decrease)
                                                                       	Sept. 30, 1995	     Sept. 30, 1994		         From 1994
                                                                         --------------     ---------------     ---------------
Mortgage-backed securities income	                                      $	   1,023,408	    $	      893,496	    $	      129,912
Equity in earnings of property partnerships		                                  118,667		            95,961		            22,706
Interest income on temporary cash investments		                                 21,617		            58,921		           (37,304)
Gain on sale of mortgage-backed securities		                                     3,023		              -		                3,023
                                                                         --------------     ---------------     ---------------
                                                                           		1,166,715		         1,048,378		           118,337
General and administrative expenses		                                         (214,280)		         (209,246)		            5,034
                                                                         --------------     ---------------     ---------------
Net income	                                                             $	     952,435    	$	      839,132	    $	      113,303
                                                                         ==============     ===============     ===============

Mortgage-backed securities income increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 primarily as a result of an increase of interest received from Owings Chase Apartments due to a reduction in self-charged interest eliminated in 1995, since the Partnership's equity in the property has been reduced to zero. Equity in earnings of property partnerships increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. This increase was primarily a result of an increase in equity in earnings from Broadmoor Court in 1995 which was partially offset by a decrease in equity in earnings from Owings Chase as previously discussed.

The increase in interest on temporary cash investments for the quarter ended September 30, 1995, compared to the same period in 1994 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves during the third quarter 1995. The decrease in interest on temporary cash investments for the nine months ended September 30, 1995, compared to the same period in 1994 was primarily attributable to the decrease in cash reserves as a result of the purchase of GNMA and FNMA Certificates during 1994 and to the purchase of BUCs during 1995.

General and administrative expenses increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. These increases were primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership dated May 25, 1988
                    (incorporated herein by reference to Form 10-Q dated March 31, 1988 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Limited Partnership (Commission File No. 33-13407)).

               4(b) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form 10-Q dated March 31, 1988 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Limited Partnership (Commission File No. 33-13407)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1995     AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Six, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer (Vice President and Principal
                                   Financial Officer of Registrant)