Form 10-K
period 1995-12-31
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1996-03-29
CIK 844327

FORM 10-K

	                     SECURITIES AND EXCHANGE COMMISSION
	                          WASHINGTON, D.C.  20549
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934  [FEE REQUIRED]

For the fiscal year ended December 31, 1995

	                                      or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from              to

Commission file number: 1-10022

	               AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
	                  (Exact name of registrant as specified
	                 in its Agreement of Limited Partnership)

Delaware                                              47-0717849
(State or other jurisdiction of			                    (I.R.S. Employer
incorporation or organization)			                     Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)		            (Zip Code)

(402) 444-1630
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

	    Beneficial Unit Certificates representing assigned limited partnership interests in the Registrant (the "BUCs").

Securities Registered Pursuant to Section 12(g) of the Act:

	    None.

	    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.	      Yes  X   No____

	     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

	The aggregate market value of the BUCs on March 18, 1996 based on the final sales price per BUC as reported in The Wall Street Journal
on March 19, 1996 was $19,401,261.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                    None

	                              TABLE OF CONTENTS

	                                                                        Page

	                                   PART I

Item 1.	Business	                                                          1
Item 2.	Properties	                                                        1
Item 3.	Legal Proceedings	                                                 1
Item 4.	Submission of Matters to a Vote of Security Holders	               2

	                                  PART II

Item 5.	Market for Registrant's Common Equity and Related
        Stockholder Matters	                                               2
Item 6.	Selected Financial Data	                                           3
Item 7.	Management's Discussion and Analysis of Financial Condition
 		     and Results of Operations	                                         4
Item 8.	Financial Statements and Supplementary Data	                       8
Item 9.	Changes in and Disagreements With Accountants on Accounting
		      and Financial Disclosure	                                          8

	                                  PART III

Item 10.	Directors and Executive Officers of Registrant	                   8
Item 11.	Executive Compensation	                                           9
Item 12.	Security Ownership of Certain Beneficial Owners and Management	   9
Item 13.	Certain Relationships and Related Transactions	                   9

	                                  PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	 10

SIGNATURES	                                                               24

	                                   PART I

	    Item 1. Business. America First PREP Fund 2 Limited Partnership (the "Registrant" or the "Partnership") was formed on May 28, 1987, under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally insured first mortgages on multifamily residential properties, including retirement living centers, and in securities collateralized by first mortgages on multifamily residential properties. The Registrant also invests in Preferred Real Estate Participations ("PREPs") in the form of limited partnership interests in the limited partnerships which own the financed properties. The Registrant's business objectives are to provide investors: (i) safety and preservation of capital; (ii) regular cash distributions; and, (iii) a potential for an enhanced yield from participations in the net cash flow and net capital appreciation from the financed properties received under the terms of the PREPs.

	    A total of 1,683,904 BUCs were sold at $20 per BUC for total capital contributions of $31,034,350 after the payment of certain organization and offering costs.

	    Through December 31, 1995, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (the "GNMA Certificates") collateralized by first mortgage loans on multifamily housing properties located in four states and GNMA Certificates backed by pools of single-family mortgages (the "GNMA Certificates"); and, (ii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on two mortgage-backed securities collateralized by properties in which the Partnership originally held an equity investment. The Partnership continues to hold an equity investment in one of these properties. Collectively, the remaining GNMA Certificates and PREPs are referred to herein as the "Permanent Investments." All Permanent Investments were made in conjunction with America First PREP Fund 2 Pension Series Limited Partnership, an affiliate of the Registrant, and one was also made in conjunction with America First Participating/Preferred Equity Mortgage Fund, another affiliate of the Registrant.

	    The GNMA Certificates provide the Registrant with monthly payments of principal and interest which are guaranteed by the Government National
Mortgage Association. The PREPs are intended to provide the Registrant with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends, in part, on the economic performance of the real estate financed by the PREPs, which may be considered to be in competition with other income-producing real estate of the same type in the same geographic area. A description of the Permanent Investments held by the Registrant at December 31, 1995, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to Item 8 hereof.

	    The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate.  Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

	    The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is the general partner of the general partner of the Registrant. The Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C..

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  The Registrant has invested in the Permanent Investments described in Item 1.  By virtue of its interest in the PREPs, the Fund indirectly owns the properties it has financed through the Permanent
Investments.  Descriptions of the multifamily housing properties collateralizing the Permanent Investments held by the Registrant as of
December 31, 1995, appear in Note 5 to the Notes to Financial Statements filed in response to Item 8 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1995 to a vote of the Registrant's security holders.

                                   PART II

	    Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

		         (a)	Market Information.  The BUCs became freely transferable on
     December 1, 1988, and are listed on the American Stock Exchange under the trading symbol "PF."  The following table sets forth the high and low final sale prices for the BUCs for each quarter in 1995 and 1994.

		                                                        Sale Prices
               1994                    		             High  		       Low
          	-----------			                           -------        -------
           1st Quarter                              $14-1/4        $11-7/8
           2nd Quarter                              $12-1/8        $ 9-7/8
           3rd Quarter                              $12-3/8        $ 9-7/8
           4th Quarter		                            $12-3/8        $10-1/8

               1995
           -----------
           1st Quarter                              $12-5/8        $11-5/8
           2nd Quarter                              $12-1/8        $11
           3rd Quarter                              $12-1/4        $11-1/4
           4th Quarter				                          $12-1/2        $10-1/2

		         (b)	Investors.  The approximate number of BUC Holders on December
     31, 1995, was 1,842.

		         (c)	Distributions.  Cash distributions are being made on a monthly basis.  Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1995, and December 31, 1994, equaled
     $2,374,826 and $2,564,754, respectively.  The cash distributions paid per
     BUC during the fiscal years ended December 31, 1995, and December 31,
     1994, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1995		   December 31, 1994
                                       -----------------     -----------------
Income			                             $           .7320     $           .5850
Return of Capital			                              .7226                 .9381
                                       -----------------     -----------------
Total			                              $          1.4546     $          1.5231
                                       =================     =================

	    See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                       		   For the	      	For the	      	For the	      	For the		      For the
		                                                       Year Ended		   Year Ended		   Year Ended		   Year Ended		   Year Ended
		                                                    Dec. 31, 1995	 Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992 	Dec. 31, 1991
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                   $   1,346,474 	$	  1,043,641 	$	  1,092,142 	$	  1,098,831 	$	  1,233,615
Equity in earnings of property partnerships		              127,736      		169,397      		101,473 	     	344,320    		  262,533
Interest income on temporary cash investments		             29,476 		      68,326 	     	165,010 	     	114,254 		     188,715
Gain on sale of mortgage-backed securities		                 3,023 		        -       		     -       		     -       		     -
General and administrative expenses		                     (287,838)		    (270,366)		    (300,018)		    (307,923)		    (305,647)
Provision for losses on investment in PREPs		                 -       		     -       		     -       		 (200,000)		        -
										                                            -------------  -------------  -------------  -------------  -------------
Net income	                                          $	  1,218,871 	$  	1,010,998 	$  	1,058,607 	$	  1,049,482 	$	  1,379,216
										                                            =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	    $	        .73 	$	        .59 	$	        .61 	$	        .61 	$	        .81
										                                            =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	          $	     1.4546 	$	     1.5231 	$	     1.5903 	$	     1.6376 	$	     1.6580
										                                            =============  =============  =============  =============  =============
Investment in mortgage-backed securities	            $	 17,895,507 	$	 19,741,212 	$ 	19,918,972 	$	 20,307,027 	$ 	20,846,255
										                                            =============  =============  =============  =============  =============
Investment in preferred real estate participations
 (PREPs), net of valuation allowance	                $	       -    	$	     37,384  $	    229,810 	$	    638,805 	$  	1,339,741
										                                            =============  =============  =============  =============  =============
Total assets	                                        $	 18,633,427 	$ 	20,853,645 	$	 22,233,478 	$ 	23,868,232 	$ 	25,616,216
										                                            =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1995:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Ashwood Apartments              	         Tulsa, OK                  		                  144              141              98%
Broadmoor Court                 	         Colorado Springs, CO        	                   46               46             100%
Laurel Park Apartments          	         Riverdale, GA              	                   387              381              98%
Owings Chase Apartments         	         Pikesville, MD             	                   234              226              97%
                                                                                   ----------       ----------      -----------
                                                             	                           811              794              98%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                               For the           		For the     	       For the
                                                                            Year Ended  						  Year Ended      		  Year Ended
                                                                         Dec. 31, 1995 					 Dec. 31, 1994	      Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income							                                                         $         .7320     $        	.5850	    $	        .6126
	Return of capital								                                                       .7226               .9381		             .9777
                                                                        ---------------     ---------------     ---------------
					                                                                  $        1.4546     $	       1.5231	    $	       1.5903
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					    $        1.4546     $	       1.5004	    $	       1.5903
 Paid out of reserves                                                             -                  .0227                -
                                                                        ---------------     ---------------     ---------------
                                                                       $        1.4546     $        1.5231     $        1.5903
                                                                        ===============     ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the year ended December 31, 1995, the Partnership added a net amount of $113,688 to reserves. In addition, the Partnership withdrew $977,256 from reserves to purchase 83,800 BUCs during the year ended December 31, 1995. The total amount held in reserves at December 31, 1995, was $7,309,851 of which $7,083,200 was invested in GNMA and FNMA Certificates.

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short-term or long-term debt financing arrangements or issue additional BUCs to meet short-term and long-term liquidity requirements.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA, respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs.

The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties, however; the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

Based on the foregoing methodology, valuations and reviews performed during the year ended December 31, 1995, indicated that the investment in PREPs recorded on the balance sheet at December 31, 1995, required no adjustments to the current carrying amounts.

Ashwood Apartments

Ashwood Apartments, located in Tulsa, Oklahoma, had an average occupancy rate of 95% during 1995, compared to 96% during 1994. Cash flow from the operations of the property was sufficient to pay principal and interest payments on the mortgage loan during 1995. In addition to the GNMA payments during 1995, the Partnership received approximately $53,000 in equity distributions from the partnership which owns the property. Cash flow from the operation of this property is expected to be sufficient to pay debt service on the mortgage loan during 1996.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 99% during 1995, compared to 98% during 1994. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1996. In addition to the GNMA payments during 1995, the Partnership recorded approximately $113,000 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 95% during 1995 compared to 85% during 1994. Despite the increase in occupancy, cash flow from the operations of the property was not sufficient to fully service debt on the mortgage loan in 1995. It is anticipated that the property will not generate sufficient cash flow to pay the debt service in 1996.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 95% during 1995 compared to 91% during 1994. Cash flow from the operations of the property was sufficient to fully service debt on the restructured mortgage loan in 1995. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1995, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1996.

Results of Operations

The tables below compares the results of operations for each year shown.

                                                                             		For the		           For the		           For the
                                                                       		   Year Ended     		   Year Ended		        Year Ended
                                                                       	 Dec. 31, 1995 		    Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                     $	    1,346,474	    $	    1,043,641	    $	    1,092,142
Equity in earnings of property partnerships		                                  127,736            	169,397		           101,473
Interest income on temporary cash investments	                                  29,476		            68,326		           165,010
Gain on sale of mortgage-backed securities                                       3,023                -                   -
                                                                        --------------      ---------------     ---------------
				                                                                         1,506,709           1,281,364		         1,358,625
General and administrative expenses		                                         (287,838)		         (270,366)		         (300,018)
                                                                        ---------------     ---------------     ---------------
Net income	                                                            $	    1,218,871	    $	    1,010,998	    $	    1,058,607
                                                                        ===============     ===============     ===============

                                                                         	    Increase            Increase
                                                                        		   (Decrease)          (Decrease)
                                                                       	     From 1994	          From 1993
                                                                        ---------------     ---------------
Mortgage-backed securities income	                                      $	     302,833	    $	      (48,501)
Equity in earnings of property partnerships		                                  (41,661)		           67,924
Interest income on temporary cash investments		                                (38,850)		          (96,684)
Gain on sale of mortgage-backed securities		                                     3,023		              -
                                                                         --------------     ---------------
                                                                           		  225,345		          (77,261)
General and administrative expenses		                                           17,472		          (29,652)
                                                                         --------------     ---------------
Net income	                                                             $	     207,873    	$	     (47,609)
                                                                         ==============     ===============

Mortgage-backed securities income increased $302,833 from 1994 to 1995, primarily as a result of an increase of approximately $375,000 in interest received from Owings Chase Apartments due to the Partnership no longer eliminating self-charged interest, since the Partnership's equity in the property has been reduced to zero. This increase was partially offset by a decrease of approximately $72,000 in mortgage investment income due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Mortgage-backed securities income decreased $48,501 from 1993 to 1994 due primarily to: (i) a decrease of approximately $254,000 relating both to the restructuring of the GNMA Certificate collateralized by the Owings Chase Apartments and elimination of self-charged interest during 1994; (ii) a decrease of approximately $186,000 relating to the payoff of the GNMA Certificate collateralized by the Laurel Park Apartments during 1993; partially offset by; (iii) an increase of approximately $340,000 relating to interest earned on GNMA and FNMA Certificates acquired during 1993 and 1994; and, (iv) an increase of approximately $51,000 on Ashwood Apartments due to a reduction in self-charged interest eliminated in 1994.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, (the last of which occurred in the first quarter of 1995) equity in earnings also reflected the Partnership's allocable share of earnings generated by each of these properties.

Equity in earnings decreased $41,661 from 1994 to 1995 due primarily to the write-down of the investment in Owings Chase Apartments to zero in the first quarter of 1995 and due to the Partnership no longer eliminating self-charged interest on Owings Chase Apartments as discussed above. A decrease of approximately $119,000 related to Owings Chase Apartments was partially offset by increases in cash flow of approximately $65,000 from Broadmoor Court and $12,000 from Ashwood Apartments.

Equity in earnings of property partnerships increased $67,924 from 1993 to 1994, due primarily to: (i) an increase of approximately $68,000 in the earnings of Owings Chase Apartments relating to the restructuring of the Owings Chase partnership and additional self-charged interest recorded in 1994 and; (ii) an increase of $27,000 in the earnings of Broadmoor Court primarily related to equity distributions received during 1994; offset by (iii) a decrease of approximately $18,000 in earnings of Laurel Park Apartments due to a reduction in self-charged interest eliminated in 1994; and (iv) a decrease of approximately $9,000 in earnings of Ashwood Apartments due to a reduction in self-charged interest eliminated in 1994.

Interest on temporary cash investments decreased $38,850 from 1994 to 1995 and $96,684 from 1993 to 1994. These decreases were primarily attributable to the decrease in cash reserves as a result of the purchase of GNMA and FNMA Certificates during 1993 and 1994 and to the purchase of BUCs during 1995.

General and administrative expenses increased $17,472 from 1994 to 1995, primarily due to increases in: (i) salaries and related expenses; and (ii) insurance expenses. These increases were partially offset by decreases in investor servicing expenses and professional fees. General and administrative expenses decreased $29,652 from 1993 to 1994, due primarily to: (i) a decrease in administrative fees paid to the Partnership's general partner as a result of the payoff of the GNMA Certificate on Laurel Park Apartments; and,
(ii) a decrease in printing costs. These decreases were partially offset by increases in certain other expenses.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no directors or officers.  Management of the Registrant consists of its general partner, America First Capital Associates Limited Partnership Six
("AFCA"), and its general partner, America First Companies L.L.C.  The following individuals are the managers and officers of America First Companies
L.L.C., and each serves for a term of one year.

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney         Chairman of the Board,                  1987
                          President, Chief Executive
                          Officer and Manager
Michael Thesing           Vice President, Secretary,              1987
                          Treasurer and Manager
William S. Carter, M.D.   Manager                                 1994
George Kubat              Manager                                 1994
Martin Massengale         Manager                                 1994
Alan Baer                 Manager                                 1994
Gail Walling Yanney       Manager                                 1996

	    Michael B. Yanney, 62, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 69, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 50, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

	    Martin Massengale, 62, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as Interim President from August 1989, as Chancellor of the University of Nebraska Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company.

	    Alan Baer, 73, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which was, until its acquisition, one of the larger retailers in the Midwest.  Mr. Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 60, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she is a former director of
FirsTier Bank, N.A., Omaha.  Ms. Yanney is the wife of Michael Yanney.

	    During 1995, William S. Carter, M.D. acquired 2,500 BUCs but failed to file a report on Form 4 as required by Section 16(a) of the Exchange Act. Dr. Carter has filed a report on Form 5 regarding this acquisition.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1995, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12. Security Ownership of Certain Beneficial Owners and Management. (a) No person is known by Registrant to own beneficially more than 5% of the BUCs.

	    (b)	William S. Carter owns 11,000 BUCs.  No other manager or officer of
America First Companies L.L.C. and no partner of AFCA owns any BUCs.

	    (c)	LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner, (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law, or (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

	    There exists no other arrangement known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Companies L.L.C.

	    Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Companies L.L.C. or with any person who is (i) a manager or executive officer of America First Companies L.L.C., or any general partner of AFCA, (ii) a nominee for election as a manager of America First Companies L.L.C., (iii) an owner of more than 5% of the BUCs or (iv) a member of the immediate family of any of the foregoing persons.

	    During 1995, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $229,410 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

	    AFCA is entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which is paid by the Partnership to the extent such amounts are not paid by property owners. AFCA earned $52,901 in such administrative fees during 1995, and of such amount, the Partnership paid $46,737.

     The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of America First Companies L.L.C.. Such employee has a nominal interest in America First Companies L.L.C.. Affiliates of AFCA also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner received no cash distributions from the property partnership in 1995.

     An affiliate of AFCA has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $75,795 in 1995.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report dated March 26, 1996.

		          Balance Sheets of Registrant as of December 31, 1995, and December
            31, 1994.

		          Statements of Income of Registrant for the years ended December
            31, 1995, December 31, 1994, and December 31, 1993.

		          Statements of Partners' Capital of Registrant for the years ended
            December 31, 1995, December 31, 1994, and December 31, 1993.

		          Statements of Cash Flows of Registrant for the years ended
            December 31, 1995, December 31, 1994, and December 31, 1993.

		          Notes to Financial Statements of Registrant.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to
     Financial Statements filed in response to Item 8 hereof.

		          3.	Exhibits.  The following exhibits were filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

			            3.	Articles of Incorporation and Bylaws of America First
            Fiduciary Corporation Number Fourteen (incorporated herein by reference to Form S-11 Registration Statement filed April 13, 1987, with the Securities and Exchange Commission by America First
            Investment Funds (Commission File No. 33-13407)).

			            4(a).	Agreement of Limited Partnership dated March 25, 1988
            (incorporated herein by reference to Form 10-K dated December 31,
            1988, filed Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First PREP Fund 2 Limited
            Partnership (Commission File No. 1-10022)).

			            4(b).	Form of Certificate of Exchangeable Unit (incorporated by
            reference to Form S-11 Registration Statement filed April 13, 1987, with the Securities and Exchange Commission by America First
            Investment Funds (Commission File No. 33-13407).

			            10(a).	Securities Purchase Agreement, dated September 14, 1988,
            between America First PREP Fund 2 Limited Partnership and American
            Mortgages, Inc. (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2
            Limited Partnership (Commission File No. 1-10022)).

			            10(b).	Securities Purchase Agreement, dated November 29, 1988,
            between America First PREP Fund 2 Limited Partnership and TRI
            Financial Corp.  (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2
            Limited Partnership (Commission File No. 1-10022)).

			            24.	Power of Attorney.

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Limited Partnership:

We have audited the accompanying balance sheets of America First Prep Fund 2 Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Prep Fund 2 Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1996							                   Coopers & Lybrand L.L.P.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995      Dec. 31, 1994
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                $       568,340     $       885,027
 Investment in mortgage-backed securities (Note 5)                                              17,895,507          19,741,212
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                 37,384
 Interest receivable                                                                               107,920             119,434
 Other assets                                                                                       61,660              70,588
                                                                                            ---------------     ---------------
                                                                                           $     18,633,427    $    20,853,645
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                               $	       77,501	    $	       71,915
		Distribution payable (Note 4)		                                                                  383,411		           421,745
                                                                                            ---------------     ---------------
                                                                                             						460,912		           493,660
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($11.36 per BUC in 1995 and $12.09 in 1994)	                                                 18,172,415	         20,359,885
                                                                                            ---------------     ---------------
                                                                                          						18,172,515		        20,359,985
                                                                                            ---------------     ---------------
                                                                                      					$	   18,633,427	    $	   20,853,645
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                     						       		           For the		           For the     		      For the
                                               						              	        Year Ended		        Year Ended      		  Year Ended
                                               				               		     Dec. 31, 1995		     Dec. 31, 1994     	 Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	(Note 5)                            $	    1,346,474	    $	    1,043,641	    $	    1,092,142
	Equity in earnings of property partnerships	(Note 6)             		           127,736		           169,397		           101,473
	Interest income on temporary cash investments		                  		            29,476		            68,326		           165,010
	Gain on sale of mortgage-backed securities		                  	   	             3,023                -   		              -
                                                                        ---------------     ---------------     ---------------
                                                        			       		         1,506,709		         1,281,364           1,358,625
Expenses
	General and administrative expenses (Note 7)		                   		           287,838		           270,366	           	300,018
                                                                        ---------------     ---------------     ---------------
Net income	                                                            $	    1,218,871	    $	    1,010,998	    $	    1,058,607
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                 	    $	       23,988	    $	       25,907	    $  	     27,050
	BUC Holders		                                                    		         1,194,883		           985,091		         1,031,557
                                                                        ---------------     ---------------     ---------------
			                                                               	    $	    1,218,871	    $	    1,010,998    	$	    1,058,607
                                                                        ===============     ===============     ===============
Net income per BUC	                                               	    $	          .73	    $	          .59	    $	          .61
                                                                        ===============     ===============     ===============
Weighted average number of BUCs outstanding	                      		         1,632,412		         1,683,904		         1,683,904
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partner's Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1992                     $          100            1,683,904     $    23,585,903     $    23,586,003
  Net income                                               27,050                 -              1,031,557           1,058,607
  Cash distributions paid or accrued (Note 4)             (27,050)                -             (2,677,912)         (2,704,962)
                                                    --------------      ---------------     ----------------     ---------------
  Balance at December 31, 1993                                100            1,683,904          21,939,548          21,939,648
  Net income                                               25,907                 -                985,091           1,010,998
  Cash distributions paid or accrued (Note 4)             (25,907)                -             (2,564,754)         (2,590,661)
                                                    --------------      ---------------     ----------------     ---------------
  Balance at December 31, 1994                               	100		          1,683,904	     	   20,359,885    	 	   20,359,985
  Net income				                                           23,988		               -		            1,194,883      		   1,218,871
  Cash distributions paid or accrued (Note 4)			          (23,988)		              -           		(2,374,826)		       (2,398,814)
  Purchase of units				                                      -		               (83,800)		         (977,256)		         (977,256)
                                                   ---------------      ---------------     ---------------     ---------------
                                                   	          100   		       1,600,104	     	   18,202,686 	    	   18,202,786
                                                   ---------------      ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1994                               -                    -                   -                   -
  Net change                                                 -                    -                (30,271)            (30,271)
                                                   ---------------      ---------------     ---------------     ---------------
                                                             -                    -                (30,271)            (30,271)
                                                   ---------------      ---------------     ---------------     ---------------
Balance at December 31, 1995                      $           100            1,600,104     $    18,172,415     $    18,172,515
                                                   ===============      ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended		        Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994		     Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
	Net income			                                                         $     1,218,871     $	    1,010,998	    $	    1,058,607
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                            (127,736)           (169,397)		         (101,473)
			Gain on sale of mortgage-backed securities				                               (3,023)               -    		             -
			Amortization of discount on mortgage-backed securities				                  (19,928)            (24,331)		          (40,042)
			Decrease in interest receivable				                                          11,514              25,761		            17,702
			Decrease in other assets				                                                  8,928               9,163		             8,315
			Increase (decrease) in accounts payable			                                    5,586              (2,837)		           23,016
                                                                        ---------------     ---------------     ---------------
  	Net cash provided by operating activities				                             1,094,212             849,357		           966,125
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                    1,256,247           1,304,650		         1,523,231
	Sale of mortgage-backed securities				                                        582,138                -   		              -
	Distributions received from PREPs		                                           165,120             406,112		           557,921
	Acquisition of mortgage-backed securities				                                    -             (6,652,575)         (7,969,350)
 Mortgage-backed securities prepayments                                           -              5,550,016           6,874,216
 Investments in PREPs                                                             -                (44,289)            (47,453)
                                                                        ---------------     ---------------     ---------------
		Net cash provided by investing activities                                  2,003,505          	  563,914		           938,565
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                     (2,437,148)         (2,387,994)		       (2,716,377)
	Purchase of units				                                                        (977,256)               -		             -
                                                                        ---------------     ---------------     ---------------
		Net cash used in financing activities				                                 (3,414,404)         (2,387,994)		       (2,716,377)
                                                                        ---------------     ---------------     ---------------
Net decrease in cash and temporary cash investments				                       (316,687)           (974,723)		         (811,687)
Cash and temporary cash investments at beginning of year  				                 885,027           1,859,750		         2,671,437
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                $       568,340     $	      885,027	    $	    1,859,750
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

2.	Summary of Significant Accounting Policies

	A) Financial Statement Presentation
    The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	B)	Investment in Mortgage-Backed Securities
    On January 1, 1994, the Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading. FAS 115 had no impact to partners' capital or earnings prior to June 30, 1995, since all investment securities were classified as held-to-maturity. As described in Note 5, on June 30, 1995, the Partnership reclassified certain investment securities from the held-to-maturity category to the available-for-sale category.

	C)	Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. The investments have been reduced to zero and earnings are recorded to the extent that distributions are received.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

	D)	Allowance for Losses on Investments in PREPs
    The allowance for losses on investments in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $3,373,303 and $3,317,576 at December 31, 1995, and December 31, 1994, respectively.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1995:

	Cash and temporary cash investments				                      	               $      	226,651
	GNMA Certificates										                                                        3,606,335
	FNMA Certificates										                                                        3,476,865
                                                                               ---------------
	Balance at December 31, 1995					                                            $	    7,309,851
                                                                               ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. On December 12, 1994, and February 6, 1995, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 100,000 BUCs of the Partnership in open-market transactions. As of December 31, 1995, 83,800 BUCs had been acquired at a total cost of $977,256. See Note 5 regarding the investment in mortgage-backed securities.

4. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 6 and BUC Holders. Income and expenses are allocated to each BUC Holder on a monthly basis based on the number of BUCs held by each Holder as of the last day of the month for which such allocation is to be made.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Net Operating Income during each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 6 until the BUC Holders, as a class, receive distributions of Net Operating Income equal to a cumulative noncompounded annual return of 9% on their Adjusted Capital Contributions. Thereafter, remaining Net Operating Income during such distribution period will be distributed 90% to the BUC Holders and 10% to AFCA 6 until BUC Holders, as a class, receive distributions of Net Operating Income equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Thereafter, remaining Net Operating Income during such distribution period will be distributed 95% to BUC Holders and 5% to AFCA 6.

Net Capital Transaction Proceeds will be distributed 100% to the BUC Holders until the BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC. Thereafter, Net Capital Transaction Proceeds will be distributed 99% to the BUC Holders and 1% to AFCA 6 until BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 9% on their Adjusted Capital Contributions. Thereafter, any remaining Net Capital Transaction Proceeds will be distributed 90% to BUC Holders and 10% to AFCA 6 until BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Thereafter any remaining Net Capital Transactions Proceeds will be distributed 95% to BUC Holders and 5% to AFCA 6.

Proceeds from a Capital Transaction which result in the liquidation of the Partnership for federal income tax purposes will be distributed in the same manner as distributions from nonliquidating Capital Transactions, subject to the requirement that the distributions be initially made to the BUC Holders and AFCA 6 in accordance with their positive capital account balances.

Cash distributions are presently made on a monthly basis but may be made quarterly or semiannually if AFCA 6 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

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

During the quarter ended June 30, 1995, the Partnership sold a portion of the securities in the held-to-maturity portfolio. The total amortized cost, realized gain and realized loss for sales of securities classified as held-to-maturity were $579,115, $3,411 and $388, respectively. In addition, during the quarter ended June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized gains, gross unrealized losses and aggregate fair value of the securities transferred were $7,684,875, $10,152, $176,267 and $7,518,760, respectively.

At December 31, 1995, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $7,113,470, $15,139, $45,410, $7,083,199, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $10,812,308, $251,137, $501,129 and $10,562,316, respectively.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

At December 31, 1994, the total amortized cost, gross unrealized gains, gross unrealized losses and aggregate fair value of held-to-maturity securities were $19,741,212, $46,806, $1,234,371 and $18,553,647, respectively.

Descriptions of the Partnership's mortgage-backed securities at December 31, 1995, are as follows:

                                                                                                                        Income
                                                             Number    Interest       Maturity    	 	  Carrying         Earned
Type of Security and Name	          Location               of Units    	   Rate      	    Date		         Amount        in 1995
-------------------------------     -------------------   ----------  ----------   ------------   --------------   ------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK                  144      9.25%          07/15/23   $   1,482,361   $    137,576
 	Broadmoor Court	                  Colorado Springs, CO	       46    	 9.25%     	    10/15/29    	  1,543,001        142,982
 	Owings Chase Apartments          	Pikesville, MD             234    	 6.75%(1)       12/15/23    	  5,568,102        377,788
 	Pools of single-family properties		                             	     8.74%(2)   2016 to 2018	 	    2,218,844        219,553
                                                                                                    ------------   ------------
                                                                                                     10,812,308        877,899
                                                                                                    ------------   ------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family properties		                             	     6.03%(2)          	2008	 	    3,259,029(3)     215,331
	 Pools of single-family properties		                             	     7.58%(2)  	2007 to 2009		       347,306(3)      48,801
 FNMA Certificates:
 	Pools of single-family properties                  	                	 5.52%(2)         	 2000    		 3,476,864(3)     204,443
                                                                                                    ------------   ------------
                                                                                                      7,083,199        468,575
                                                                                                    ------------   ------------
Balance at December 31, 1995                                                                   				$	17,895,507   $  1,346,474
                                                                                                    ============   ============

(1) The Partnership restructured the security during the first quarter of 1994 which lowered the interest rate from 9.25%.
(2) Represents yield to the Partnership.
(3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                           $    19,741,212     $    19,918,972 				$   	20,307,027
	Additions
  Acquisition of mortgage-backed securities                                       -              6,652,575           7,969,350
		Amortization of discount on mortgage-backed securities                        19,928              24,331              40,042
	Deductions
		Mortgage principal payments received                                      (1,256,247)         (1,304,650)         (1,523,231)
		Sale of mortgage-backed securities                                          (579,115)               -             	     -
  Mortgage-backed securities prepayments                                          -             (5,550,016)         (6,874,216)
		Net unrealized holding losses on available-for-sale securities               (30,271)               -                   -
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                      $    17,895,507     $    19,741,212     $  	 19,918,972
                                                                        ===============     ===============     ===============

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the PREPs at December 31, 1995, are as follows:

                                                                                                                        Equity
                                                                                                                   in Earnings
                                                                                                       Carrying    of Property
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Broadmoor Court      	        Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.	  $    141,523  $     112,521
Owings Chase Apartments       Pikesville, MD           Owings Chase Limited Partnership            	    200,000        (37,384)
Ashwood Apartments            Tulsa, OK                129th Street Limited Partnership       			          -            52,599
Laurel Park Apartments        Riverdale, GA            Gold Key Venture                       			          -              -
                                                                                                    ------------   ------------
                                                                                                  	 	   341,523   $    127,736
Less valuation allowance                                                                            			(341,523)   ============
                                                                                                    ------------
Balance at December 31, 1995                                                            					      $	      -
                                                                                                    ============

Reconciliation of the carrying amount of the PREPs is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $      707,544      $       899,970     $     1,308,965
	Additions
  Investments in PREPs                                                           -                  44,289              47,453
		Equity in earnings of property partnerships                          							127,736              169,397             101,473
	Deductions
		Distributions received from PREPs                                          (165,120)            (406,112)           (557,921)
  Write-off(1)                                                               (328,637)                -                   -
                                                                        --------------      ---------------     ---------------
Balance at end of year                    					                        $  	   341,523      $       707,544     $       899,970
                                                                        ==============      ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                           $      	670,160     $       670,160     $       670,160
	Write-off(1)                                                                 (328,637)               -                   -
                                                                        ---------------     ---------------     ---------------
Balance at end of year					                                            $ 	     341,523     $       670,160     $       670,160
                                                                        ===============     ===============     ===============

(1) During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

                                                                              				1995              		1994		              1993
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
	Real estate	                                                          $    20,381,335     $	   32,725,035    	$	   32,665,082
	Restricted deposits and funded reserves		                                     484,879             384,196           		355,838
 Other assets		                                                              1,378,718           1,901,395		         3,699,548
                                                                        ---------------     ---------------     ---------------
			                                                                    $    22,244,932     $	   35,010,626    	$	   36,720,468
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
	Liabilities
  Mortgage notes payable	                                              $    22,313,737     $	   34,181,180	    $	   34,399,218
  Other liabilities		                                                        1,846,124           7,286,837		         7,166,430
	Partners' Capital (Deficit)
		General Partners		                                                        (2,346,535)         (7,379,538)		       (6,059,252)
  Limited Partners
   America First PREP Fund 2 Limited Partnership		                             341,523             707,544		           899,970
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             328,067		           427,566
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                    $    22,244,932     $	   35,010,626	    $	   36,720,468
                                                                        ===============     ===============     ===============
Rental income	                                                         $     6,423,813     $	    7,019,554	    $	    6,854,814
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                        $    (1,163,422)    $	   (2,344,145)	   $	   (3,057,101)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
 (as calculated pursuant to the Limited Partnership Agreements)	       $       127,736     $	      169,397	    $	      101,473
	                                                                       ===============     ===============     ===============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate are shown below. The amounts are presented on a cash basis and do not reflect accruals made at each year end.

                                                                        										1995		              1994		              1993
            														                                              ---------------     ---------------     ---------------
Reimbursable salaries and benefits								                             $	      144,920 	   $	      121,036 	   $	      101,149
Professional fees and expenses									                                         20,320 		           27,313 		           26,305
Investor services and custodial fees								                                   	22,368            		26,593            		27,262
Report preparation and distribution									                                    10,879 	           	13,648            		23,948
Registration fees									                                                      12,786 	            	7,918 	            	7,955
Other expenses								                                                          	7,509 		            6,076 		            2,967
Insurance									                                                               6,727 	            	5,130 	            	1,368
Telephone								                                                               	2,908 	            	2,515 		            3,355
Consulting and travel expense                                             									993 		            2,045 		            8,401
Stock certificates									                                                       -       		          -       		           480
														                                                          ---------------     ---------------     ---------------
									                                                              $	      229,410 	   $	      212,274 	   $	      203,190
														                                                          ===============     ===============     ===============

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fees earned by AFCA 6 was $52,901 in 1995, $54,644 in 1994, and $74,373 in 1993. Of these amounts, $46,737 in 1995, $47,272 in 1994, and $68,142 in 1993 was paid by the
Partnership and the remainder was paid by property owners.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner received no cash distributions from the property partnership in 1995, 1994 or 1993.

An affiliate of AFCA 6 has been retained since 1994 to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $75,795 and $50,381 in 1995 and 1994, respectively.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                                               At December 31, 1995
                                                                        -----------------------------------
                                                                              Carrying           Estimated
                                                                                Amount          Fair Value
                                                                        ---------------     ---------------
Cash and temporary cash investments                                    $       568,340     $       568,340
Investment in mortgage-backed securities                               $    17,895,507     $    17,645,515

9.	Summary of Unaudited Quarterly Results of Operations

								                                                     First		            Second		             Third		            Fourth
From January 1, 1995, to December 31, 1995						           Quarter		           Quarter		           Quarter		           Quarter
														                                      ---------------     ---------------     ---------------     ---------------
Total income						                                 $	      413,733 	   $	      359,159 	   $      	393,823 	   $	      339,994
Total expenses							                                      (75,565)		          (66,271)		          (72,444)		          (73,558)
														                                      ---------------     ---------------     ---------------     ---------------
Net income						                                   $	      338,168 	   $	      292,888 	   $      	321,379 	   $	      266,436
														                                      ===============     ===============     ===============     ===============
Net income per BUC						                           $	          .20 	   $	          .18 	   $	          .19    	$	          .16
														                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale							                                           12-5/8 		           12-1/8		            12-1/4 		           12-1/2
 Low sale							                                            11-5/8 		           11 		               11-1/4 		           10-1/2
														                                      ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

								                                                     First		            Second		             Third		            Fourth
From January 1, 1994, to December 31, 1994						           Quarter		           Quarter		           Quarter		           Quarter
 														                                     ---------------     ---------------     ---------------     ---------------
Total income						                                 $	      364,163 	   $	      332,618 	   $      	351,597 	   $	      232,986
Total expenses							                                      (67,123)		          (74,595)		          (67,528)		          (61,120)
														                                      ---------------     ---------------     ---------------     ---------------
Net income						                                   $	      297,040 	   $	      258,023 	   $	      284,069 	   $	      171,866
														                                      ===============     ===============     ===============     ===============
Net income per BUC						                           $	          .17    	$	          .15 	   $	          .17 	   $	          .10
														                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                           	14-1/4 		           12-1/8 		           12-3/8 		           12-3/8
 Low sale							                                            11-7/8 		            9-7/8 		            9-7/8 		           10-1/8
														                                      ===============     ===============     ===============     ===============

The Partnership's BUCs are quoted on the American Stock Exchange under the symbol PF. The high and low quarterly prices of the BUCs shown were compiled from the Monthly Market Statistics Reports provided to the Partnership by the American Stock Exchange and represent final sale prices.


















































	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		                                 AMERICA FIRST PREP FUND 2
		                                 LIMITED PARTNERSHIP

		                                 By	America First Capital
			                                   Associates Limited
			                                   Partnership Six, general
			                                   partner

             		                    By	America First Companies L.L.C.,
                                   			general partner of America First
                                   			Capital Associates Limited
			                                   Partnership Six


		                                 By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President

Date:  March 27, 1996



















































 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996	             By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  March 27, 1996	             By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer and
                                      Manager (Principal Financial Officer)


Date:  March 27, 1996	             By	/s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 27, 1996	             By
		                                    George Kubat
		                                    Manager


Date:  March 27, 1996	             By	/s/ Martin Massengale*
		                                    Martin Massengale
		                                    Manager


Date:  March 27, 1996	             By	/s/ Alan Baer*
		                                   Alan Baer
		                                   Manager


Date:  March 27, 1996	             By	/s/ Gail Walling Yanney*
		                                    Gail Walling Yanney
 		                                   Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing






























































                                  EXHIBIT 24


                               POWER OF ATTORNEY







































                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership
       		Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney





















































                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
		       America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                               							   /s/ William S. Carter
                                                 							William S. Carter, M.D.























































                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1996.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney
























































                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                                							 /s/  Martin Massingale
                                                							Martin Massingale
























































                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form
10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of March, 1996.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer
























































