Form 10-Q
period 1996-03-31
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1996-05-16
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1996      Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      472,307      $      568,340
 Investment in mortgage-backed securities (Note 5)                                              17,552,398          17,895,507
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                               106,204             107,920
 Other assets                                                                                       67,610              61,660
                                                                                            ---------------     ---------------
                                                                                            $    18,198,519     $   18,633,427
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                                $       58,751	     $       77,501
		Distribution payable (Note 4)		                                                                  377,083		           383,411
                                                                                            ---------------     ---------------
                                                                                             						435,834		           460,912
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($11.11 per BUC in 1996 and $11.36 in 1995)	                                                 17,762,585	         18,172,415
                                                                                            ---------------     ---------------
                                                                                          						17,762,685		        18,172,515
                                                                                            ---------------     ---------------
                                                                                      					 $   18,198,519	     $   18,633,427
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                             						For the		           For the
                                               			                                        			Quarter Ended		     Quarter Ended
                                               					                                         Mar. 31, 1996		     Mar. 31, 1995
                                                                                            ---------------     ---------------
Income
	Mortgage-backed securities income	                                                         $      316,207	     $      348,520
	Equity in earnings of property partnerships		                                                     106,126		            58,505
	Interest income on temporary cash investments		                                                     5,430		             6,708
	                                                                                            ---------------     ---------------
                                                                                                			427,763		           413,733
Expenses
	General and administrative expenses (Note 7)		                                                     80,905		            75,565
                                                                                            ---------------     ---------------
Net income	                                                                                 $      346,858	     $      338,168
                                                                                            ===============     ===============
Net income allocated to:
	General Partner	                                                                           $        5,697	     $        6,187
	BUC Holders		                                                                                     341,161		           331,981
                                                                                            ---------------     ---------------
			                                                                                         $      346,858	     $      338,168
                                                                                            ===============     ===============
Net income per BUC	                                                                         $          .21	     $          .20
                                                                                            ===============     ===============
Weighted average number of BUCs outstanding	                                                     1,598,604		         1,654,571
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1995                      $         	100		         1,600,104	     $   18,202,686    	 $   18,202,786
  Net income				                                             5,697		              -		              341,161      		     346,858
  Cash distributions paid or accrued (Note 4)			            (5,697)		             -           		  (563,987)		         (569,684)
  Purchase of units				                                       -		               (1,500)		          (16,899)		          (16,899)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	          100   		      1,598,604	     	   17,962,961 	    	   17,963,061
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1995                                -                   -                (30,271)            (30,271)
  Net change                                                  -                   -               (170,105)           (170,105)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -               (200,376)           (200,376)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at March 31, 1996                           $          100           1,598,604      $   17,762,585      $   17,762,685
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended	      Quarter Ended
                                                                                             Mar. 31, 1996		     Mar. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $      346,858	     $      338,168
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                                                (106,126)		          (58,505)
			Amortization of discount on mortgage-backed securities				                                       (1,614)		           (2,412)
			Decrease in interest receivable				                                                               1,716		             2,619
			Increase in other assets				                                                                     (5,950)	            (5,868)
			Decrease in accounts payable				                                                                (18,750)		           (4,657)
                                                                                            ---------------     ---------------
  	Net cash provided by operating activities				                                                   216,134		           269,345
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                                          174,618		           192,372
	Distributions received from PREPs		                                                               106,126		            95,889
                                                                                            ---------------     ---------------
		Net cash provided by investing activities                                                  			   280,744		           288,261
                                                                                            ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                                           (576,012)		         (835,062)
	Purchase of units				                                                                             (16,899)		         (354,118)
                                                                                            ---------------     ---------------
		Net cash used in financing activities				                                                       (592,911)		       (1,189,180)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments				                                            (96,033)		         (631,574)
Cash and temporary cash investments at beginning of period				                                     568,340		           885,027
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                                     $      472,307	     $      253,453
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
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

2.	Summary of Significant Accounting Policies

	A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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

	B)	Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading.

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1996:

	Cash and temporary cash investments				                      	       $     	161,544
	GNMA Certificates										                                               3,453,061
	FNMA Certificates										                                               3,342,813
                                                                      ---------------
                              					                                   $    6,957,418
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. On December 12, 1994, and February 6, 1995, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 100,000 BUCs of the Partnership in open-market transactions. As of March 31, 1996, 85,300 BUCs had been acquired at a total cost of $994,155 (1,500 BUCs at a cost of $16,899 for the quarter ended March 31, 1996). See Note 5 regarding the investment in mortgage-backed securities.

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

At March 31, 1996 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $6,996,250, $10,378, $210,754, $6,795,874 respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $10,756,524, $226,202, $499,673 and $10,483,053 respectively.





AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 1996, are as follows:

                                                                 Number   	   Interest           Maturity     		    Carrying
Type of Security and Name	          Location                   of Units       	   Rate          	    Date		           Amount
- -------------------------------     -------------------       ----------     ----------       ------------    ---------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK            	         144           9.25%     	   07/15/2023     $	   1,479,544
 	Broadmoor Court	                  Colorado Springs, CO	           46       	   9.25%      	  10/15/2029     		   1,541,434
 	Owings Chase Apartments          	Pikesville, MD       	         234       	   6.75%         12/15/2023     		   5,551,926
 	Pools of single-family properties		                                 	          8.74%(1)    2016 to 2018	         2,183,620
                                                                                                               --------------
                                                                                                                  10,756,524
                                                                                                               --------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family properties		                                 	          6.03%(1)           	2008	         3,126,838(2)
	 Pools of single-family properties		                                 	          7.58%(1)   	2007 to 2009		          326,223(2)

	FNMA Certificates:
 	Pools of single-family properties                  	           	           	   5.52%(1)          	 2000     		   3,342,813(2)
                                                                                                               --------------
                                                                                                                   6,795,874
                                                                                                               --------------
Balance at March 31, 1996                                                                                			  	$  17,552,398
                                                                                                               ==============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                           								 $  	17,895,507
	Addition
		Amortization of discount on mortgage-backed securities                                                       				 				 1,614
	Deductions
		Mortgage principal payments received                                                                      								 	(174,618)
		Net unrealized holding losses on available-for-sale securities                                              							 (170,105)
                                                                                                                ---------------
Balance at March 31, 1996                      					                                                            $ 	 17,552,398
                                                                                                                ===============

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Descriptions of the PREPs at March 31, 1996, are as follows:

                                                                                                                      Carrying
Name                             	Location              	        Partnership Name			                                    Amount
- ----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court      	            Colorado Springs, CO 	         Stazier Associates Colorado Springs, Ltd.		    $      141,523
Owings Chase Apartments   	       Pikesville, MD       	         Owings Chase Limited Partnership             		       200,000
Ashwood Apartments        	       Tulsa, OK            	         129th Street Limited Partnership       			               -
Laurel Park Apartments    	       Riverdale, GA        	         Gold Key Venture                       			               -
                                                                                                                ---------------
                                                                                                         						        341,523
Less valuation allowance                                                                                          				(341,523)
                                                                                                                ---------------
                                                                  					                                         $         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                  								                                                           $     	  -
	Addition
		Equity in earnings of property partnerships                                                                   							106,126
	Deduction
		Distributions received from PREPs                						                                                             (106,126)
                                                                                                                 --------------
Balance at March 31, 1996                    					                                                               $        -
                                                                                                                 ==============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $99,044. The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $12,996. Of this amount, $11,461 was paid by the Partnership and the remainder was paid by property owners.

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1996.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $19,843 in 1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1996:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
- ---------------------------------         -------------------------                ----------       ----------       ----------
Ashwood Apartments              	         Tulsa, OK                  		                  144             	143             	99%
Broadmoor Court                 	         Colorado Springs, CO        	                   46              	44              96%
Laurel Park Apartments          	         Riverdale, GA              	                   387             	375             	97%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	221             	94%
                                                                                   ----------       ----------      -----------
                                                             	                           811	             783             	97%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                         					     For the	            For the
                                                                                        					Quarter Ended     		Quarter Ended
                                                                                       					 Mar. 31, 1996	      Mar. 31, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income							                                                                              $       	.2134	     $        .2006
	Return of capital								                                                                           .1394		             .1696
                                                                                            ---------------     ---------------
					                                                                                       $        .3528	     $        .3702
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					                         $        .3528	     $        .3702
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the quarter ended March 31, 1996, the Partnership withdrew a net amount of $48,208 from reserves to supplement cash distributions to BUC Holders. In addition, the Partnership withdrew $16,899 from reserves to purchase 1,500 BUCs during the quarter ended March 31, 1996. The total amount held in reserves at March 31, 1996, was $6,957,418 of which $6,795,874 was invested in GNMA and FNMA Certificates.

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA, respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the quarter ended March 31, 1996, indicated that the PREPs recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has remained relatively constant since December 31, 1995.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                             		For the		           For the		         Increase
                                                                       		Quarter Ended     		Quarter Ended		        (Decrease)
                                                                       	 Mar. 31, 1996 		    Mar. 31, 1995         		From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      316,207	     $      348,520	     $      (32,313)
Equity in earnings of property partnerships		                                  106,126            		58,505		            47,621
Interest income on temporary cash investments	                                  	5,430		             6,708		            (1,278)
                                                                         --------------     ---------------     ---------------
				                                                                           427,763           		413,733		            14,030
General and administrative expenses		                                          (80,905)		          (75,565)		           (5,340)
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     346,858	     $      338,168	     $        8,690
                                                                         ==============     ===============     ===============

Mortgage-backed securities income decreased for the quarter ended March 31, 1996, compared to the same period in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, (the last of which occurred in the first quarter of 1995) equity in earnings also reflected the Partnership's allocable share of earnings generated by each of these properties. Equity in earnings of property partnerships increased for the quarter ended March 31, 1996, compared to the same period in 1995. This increase was primarily a result of a $10,000 increase in cash flow received from Broadmoor Court in 1996 and a $38,000 write-down of the investment in Owings Chase Apartments to zero in the first quarter of 1995.

The decrease in interest on temporary cash investments for the quarter ended March 31, 1996, compared to the same period in 1995 is primarily attributable to the decrease in cash reserves as a result of the purchase of BUCs during 1995 and 1996.

General and administrative expenses increased for the quarter ended March 31, 1996, compared to the same period in 1995. These increases were primarily due to increases in salaries and related expenses.

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

Dated:  May 15, 1996          AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

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