Form 10-Q
period 1996-06-30
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1996-08-13
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996      Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      704,504      $      568,340
 Investment in mortgage-backed securities (Note 5)                                              16,852,275          17,895,507
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                               103,167             107,920
 Other assets                                                                                       60,830              61,660
                                                                                            ---------------     ---------------
                                                                                            $    17,720,776     $   18,633,427
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                                $       57,992	     $       77,501
		Distribution payable (Note 4)		                                                                  371,840		           383,411
                                                                                            ---------------     ---------------
                                                                                             						429,832		           460,912
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($10.85 per BUC in 1996 and $11.36 in 1995)	                                                 17,290,844	         18,172,415
                                                                                            ---------------     ---------------
                                                                                          						17,290,944		        18,172,515
                                                                                            ---------------     ---------------
                                                                                      					 $   17,720,776	     $   18,633,427
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                      					For the		           For the         For the Six         For the Six
                                               			   Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                               					 June 30, 1996       June 30, 1995       June 30, 1996		     June 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	                 $      315,697      $      345,853      $      631,904	     $      694,373
	Equity in earnings of property partnerships		               6,802               4,535             112,928		            63,040
	Interest income on temporary cash investments		             5,644               5,748              11,074		            12,456
 Gain on sale of mortgage-backed securities                  3,157               3,023               3,157               3,023
	                                                   ---------------     ---------------     ---------------     ---------------
                                                           331,300             359,159          			759,063		           772,892
Expenses
	General and administrative expenses (Note 7)		             82,291              66,271             163,196		           141,836
                                                    ---------------     ---------------     ---------------     ---------------
Net income	                                         $      249,009      $      292,888      $      595,867	     $      631,056
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partner	                                   $        5,620      $        6,072      $       11,317	     $       12,259
	BUC Holders		                                             243,389             286,816             584,550		           618,797
                                                    ---------------     ---------------     ---------------     ---------------
			                                                 $      249,009      $      292,888      $      595,867	     $      631,056
                                                    ===============     ===============     ===============     ===============
Net income per BUC	                                 $          .16      $          .18      $          .37	     $          .38
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding	             1,596,937           1,635,037           1,597,771		         1,644,804
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1995                      $         	100		         1,600,104	     $   18,202,686    	 $   18,202,786
  Net income				                                            11,317		              -		              584,550      		     595,867
  Cash distributions paid or accrued (Note 4)			           (11,317)		             -             (1,120,362)		       (1,131,679)
  Purchase of units				                                       -		               (6,500)		          (69,692)		          (69,692)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	          100   		      1,593,604	     	   17,597,182 	    	   17,597,282
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1995                                -                   -                (30,271)            (30,271)
  Net change                                                  -                   -               (276,067)           (276,067)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -               (306,338)           (306,338)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at June 30, 1996                            $          100           1,593,604      $   17,290,844      $   17,290,944
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended	       Months Ended
                                                                                             June 30, 1996		     June 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $      595,867	     $      631,056
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                                                (112,928)		          (63,040)
   Gain on sale of mortgage-backed securities                                                       (3,157)             (3,023)
			Amortization of discount on mortgage-backed securities				                                       (9,536)		          (11,661)
			Decrease in interest receivable				                                                               4,753		             6,695
			Increase in other assets				                                                                        830	                116
			Decrease in accounts payable				                                                                (19,509)		          (13,389)
                                                                                            ---------------     ---------------
  	Net cash provided by operating activities				                                                   456,320		           546,754
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                                          461,010		           438,218
 Sale of mortgage-backed securities                                                                318,848             582,138
	Distributions received from PREPs		                                                               112,928		           100,424
                                                                                            ---------------     ---------------
		Net cash provided by investing activities                                                  			   892,786		         1,120,780
                                                                                            ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                                         (1,143,250)		       (1,444,230)
	Purchase of units				                                                                             (69,692)		         (608,397)
                                                                                            ---------------     ---------------
		Net cash used in financing activities				                                                     (1,212,942)		       (2,052,627)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments			                                  136,164		         (385,093)
Cash and temporary cash investments at beginning of period				                                     568,340		          885,027
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                                     $      704,504	     $      499,934
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
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

2.	Summary of Significant Accounting Policies

	A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1996:

	Cash and temporary cash investments				                      	       $     	397,847
	GNMA Certificates										                                               3,032,847
	FNMA Certificates										                                               3,222,095
                                                                      ---------------
                              					                                   $    6,652,789
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. On December 12, 1994, February 6, 1995, and
June 5, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. Through June 30, 1996, 90,300 BUCs had been acquired at a total cost of $1,046,948 (5,000 and 6,500 BUCs at a cost of $52,793 and $69,692 for the quarter and six months ended June 30, 1996, respectively). See Note 5 regarding the investment in mortgage-backed securities.

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

At June 30, 1996 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $6,561,280, $69, $306,407, $6,254,942, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $10,597,333, $211,581, $498,192 and $10,310,722, respectively.




AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at June 30, 1996, are as follows:

                                                                 Number   	   Interest           Maturity     		    Carrying
Type of Security and Name	          Location                   of Units       	   Rate          	    Date		           Amount
- -------------------------------     -------------------       ----------     ----------       ------------    ---------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK            	         144           9.25%     	   07/15/2023     $	   1,476,661
 	Broadmoor Court	                  Colorado Springs, CO	           46       	   9.25%      	  10/15/2029     		   1,539,829
 	Owings Chase Apartments          	Pikesville, MD       	         234       	   6.75%         12/15/2023     		   5,535,465
 	Pools of single-family properties		                                 	          8.74%(1)    2016 to 2018	         2,045,378
                                                                                                               --------------
                                                                                                                  10,597,333
                                                                                                               --------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family properties		                                 	          6.03%(1)           	2008	         3,032,847(2)

	FNMA Certificates:
 	Pools of single-family properties                  	           	           	   5.52%(1)          	 2000     		   3,222,095(2)
                                                                                                               --------------
                                                                                                                   6,254,942
                                                                                                               --------------
Balance at June 30, 1996                                                                                			   	$  16,852,275
                                                                                                               ==============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                           								 $  	17,895,507
	Addition
		Amortization of discount on mortgage-backed securities                                                       				 				 9,536
	Deductions
		Mortgage principal payments received                                                                      								 	(461,010)
  Sale of mortgage-backed securities                                                                                  (315,691)
		Net unrealized holding losses on available-for-sale securities                                              							 (276,067)
                                                                                                                ---------------
Balance at June 30, 1996                      					                                                             $ 	 16,852,275
                                                                                                                ===============

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Descriptions of the PREPs at June 30, 1996, are as follows:

                                                                                                                      Carrying
Name                             	Location              	        Partnership Name			                                    Amount
- ----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court      	            Colorado Springs, CO 	         Stazier Associates Colorado Springs, Ltd.		    $      141,523
Owings Chase Apartments   	       Pikesville, MD       	         Owings Chase Limited Partnership             		       200,000
Ashwood Apartments        	       Tulsa, OK            	         129th Street Limited Partnership       			               -
Laurel Park Apartments    	       Riverdale, GA        	         Gold Key Venture                       			               -
                                                                                                                ---------------
                                                                                                         						        341,523
Less valuation allowance                                                                                          				(341,523)
                                                                                                                ---------------
Balance at June 30, 1996                                                                                        $         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                  								                                                           $     	  -
	Addition
		Equity in earnings of property partnerships                                                                   							112,928
	Deduction
		Distributions received from PREPs                						                                                             (112,928)
                                                                                                                 --------------
Balance at June 30, 1996                    					                                                               $        -
                                                                                                                 ==============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $155,694 ($56,650 for the quarter ended June 30, 1996. The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $25,888 ($12,892 for the quarter ended June 30, 1996). Of this amount, $22,821 ($11,360 for the quarter ended June 30, 1996) was paid by the Partnership and the remainder was paid by property owners.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $39,613 in 1996 ($19,770 for the quarter ended June 30, 1996).

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

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1996:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
- ---------------------------------         -------------------------                ----------       ----------       ----------
Ashwood Apartments              	         Tulsa, OK                  		                  144             	138             	96%
Broadmoor Court                 	         Colorado Springs, CO        	                   46              	45              98%
Laurel Park Apartments          	         Riverdale, GA              	                   387             	376             	97%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	222             	95%
                                                                                   ----------       ----------      -----------
                                                             	                           811	             781             	96%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                         			   For the Six	        For the Six
                                                                                        					 Months Ended     		 Months Ended
                                                                                       					 June 30, 1996	      June 30, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income							                                                                              $       	.3659	     $        .3762
	Return of capital								                                                                           .3353		             .3598
                                                                                            ---------------     ---------------
					                                                                                       $        .7012	     $        .7360
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					                         $        .7012	     $        .7360
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the six months ended June 30, 1996, the Partnership withdrew a net amount of $74,802 ($26,594 for the quarter ended June 30, 1996) from reserves to supplement cash distributions to BUC Holders. In addition, the Partnership withdrew $69,692 from reserves to purchase 6,500 BUCs during the six months ended June 30, 1996 ($52,793 to purchase 5,000 BUCs during the quarter ended June 30, 1996). The total amount held in reserves at June 30, 1996, was $6,652,789 of which $6,254,942 was invested in GNMA and FNMA Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the six months ended June 30, 1996, indicated that the PREPs recorded on the balance sheet at June 30, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has remained relatively constant since March 31, 1996.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                             		For the		           For the		         Increase
                                                                       		Quarter Ended     		Quarter Ended		        (Decrease)
                                                                       	 June 30, 1996 		    June 30, 1995         		From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      315,697	     $      345,853	     $      (30,156)
Equity in earnings of property partnerships		                                    6,802            		 4,535		             2,267
Interest income on temporary cash investments	                                  	5,644		             5,748		              (104)
Gain on sale of mortgage-backed securities                                       3,157               3,023                 134
                                                                         --------------     ---------------     ---------------
				                                                                           331,300           		359,159		           (27,859)
General and administrative expenses		                                          (82,291)		          (66,271)		           16,020
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     249,009	     $      292,888	     $      (43,879)
                                                                         ==============     ===============     ===============

                                                                         		For the Six	        For the Six		         Increase
                                                                       		 Months Ended     		 Months Ended		        (Decrease)
                                                                       	 June 30, 1996 		    June 30, 1995         		From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      631,904	     $      694,373	     $      (62,469)
Equity in earnings of property partnerships		                                  112,928            		63,040		            49,888
Interest income on temporary cash investments	                                  11,074		            12,456		            (1,382)
Gain on sale of mortgage-backed securities                                       3,157               3,023                 134
                                                                         --------------     ---------------     ---------------
				                                                                           759,063           		772,892		           (13,829)
General and administrative expenses		                                         (163,196)		         (141,836)		           21,360
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     595,867	     $      631,056	     $      (35,189)
                                                                         ==============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Equity in earnings of property partnerships increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. This increase was primarily a result of a $2,000 increase in cash flow received from Ashwood Apartments during the quarter ended June 30, 1996, a $10,000 increase in cash flow received from Broadmoor Court during the quarter ended March 31, 1996, and a $38,000 write-down of the investment in Owings Chase Apartments to zero in the first quarter of 1995.

The decrease in interest on temporary cash investments for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 is primarily attributable to the decrease in cash reserves as a result of the purchase of BUCs during 1995 and 1996.

General and administrative expenses increased for the quarter ended June 30, 1996, compared to the same period in 1995. This increase is due to increases in: (i) salaries and related expenses of approximately $6,000; (ii) travel expenses of approximately $3,000; and (iii) other general and administrative expenses of approximately $7,000. General and administrative expenses also increased for the six months ended June 30, 1996, compared to the same period in 1995. This increase is due to increases in: (i) salaries and related expenses of approximately $12,000; (ii) travel expenses of approximately $4,000; (iii) professional fees of approximately $3,000; and (iv) other general and administrative expenses of approximately $2,000.

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

Dated:  August 13, 1996       AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

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