Form 10-Q
period 1996-09-30
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1996-11-12
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1996       Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      435,208      $      568,340
 Investment in mortgage-backed securities (Note 5)                                              16,601,324          17,895,507
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                               101,248             107,920
 Other assets                                                                                       55,874              61,660
                                                                                            ---------------     ---------------
                                                                                            $    17,193,654     $   18,633,427
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                                $       70,513	     $       77,501
		Distribution payable (Note 4)		                                                                  183,828		           383,411
                                                                                            ---------------     ---------------
                                                                                             						254,341		           460,912
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($10.63 per BUC in 1996 and $11.36 in 1995)	                                                 16,939,213	         18,172,415
                                                                                            ---------------     ---------------
                                                                                          						16,939,313		        18,172,515
                                                                                            ---------------     ---------------
                                                                                      					 $   17,193,654	     $   18,633,427
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                      					For the		           For the        For the Nine        For the Nine
                                               			   Quarter Ended		     Quarter Ended        Months Ended        Months Ended
                                               				 Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996		    Sept. 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	                 $      302,693      $      329,035      $      934,597	     $    1,023,408
	Equity in earnings (losses) of
  property partnerships	                     	             (65,928)             55,627              47,000		           118,667
	Interest income on temporary cash investments		             6,742               9,161              17,816		            21,617
 Gain on sale of mortgage-backed securities                   -                   -                  3,157               3,023
	                                                   ---------------     ---------------     ---------------     ---------------
                                                           243,507             393,823          	1,002,570		         1,166,715
Expenses
	General and administrative expenses (Note 7)		             78,599              72,444             241,795		           214,280
                                                    ---------------     ---------------     ---------------     ---------------
Net income	                                         $      164,908      $      321,379      $      760,775	     $      952,435
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partner	                                   $        5,539      $        5,925      $       16,856	     $       18,184
	BUC Holders		                                             159,369             315,454             743,919		           934,251
                                                    ---------------     ---------------     ---------------     ---------------
			                                                 $      164,908      $      321,379      $      760,775	     $      952,435
                                                    ===============     ===============     ===============     ===============
Net income per BUC	                                 $          .10      $          .19      $          .47	     $          .57
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding	             1,593,604           1,630,854           1,596,382		         1,640,154
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1995                      $         	100		         1,600,104	     $   18,202,686    	 $   18,202,786
  Net income				                                            16,856		              -		              743,919      		     760,775
  Cash distributions paid or accrued (Note 4)			           (16,856)		             -             (1,668,721)		       (1,685,577)
  Purchase of units				                                       -		               (6,500)		          (69,692)		          (69,692)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	          100   		      1,593,604	     	   17,208,192 	    	   17,208,292
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1995                                -                   -                (30,271)            (30,271)
  Net change                                                  -                   -               (238,708)           (238,708)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -               (268,979)           (268,979)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at September 30, 1996                       $          100           1,593,604      $   16,939,213      $   16,939,313
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended	       Months Ended
                                                                                            Sept. 30, 1996		    Sept. 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
	Net income			                                                                              $      760,775	     $      952,435
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                                                 (47,000)		         (118,667)
   Gain on sale of mortgage-backed securities                                                       (3,157)             (3,023)
			Amortization of discount on mortgage-backed securities				                                      (12,714)		          (15,380)
			Decrease in interest receivable				                                                               6,672		             8,429
			Decrease in other assets				                                                                      5,786	              2,360
			Decrease in accounts payable				                                                                 (6,988)		           (4,981)
                                                                                            ---------------     ---------------
  	Net cash provided by operating activities				                                                   703,374		           821,173
                                                                                            ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                                          752,498		           830,710
 Sale of mortgage-backed securities                                                                318,848             582,138
	Distributions received from PREPs		                                                               173,918		           156,051
 Investment in PREPs                                                                              (126,918)               -
                                                                                            ---------------     ---------------
		Net cash provided by investing activities                                                  			 1,118,346		         1,568,899
                                                                                            ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                                         (1,885,160)		       (1,846,122)
	Purchase of units				                                                                             (69,692)		         (669,744)
                                                                                            ---------------     ---------------
		Net cash used in financing activities				                                                     (1,954,852)		       (2,515,866)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments	       		                                     (133,132)		         (125,794)
Cash and temporary cash investments at beginning of period				                                     568,340		           885,027
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                                     $      435,208	     $      759,233
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
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

2.	Summary of Significant Accounting Policies

	A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

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
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are accounted for using the equity method. When an investment in a PREP has been reduced to zero, earnings are recorded to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs.

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1996:

	Cash and temporary cash investments				                      	       $     	300,345
	GNMA Certificates										                                               2,922,630
	FNMA Certificates										                                               3,184,913
                                                                      ---------------
                              					                                   $    6,407,888
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. On December 12, 1994, February 6, 1995, and
June 5, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. Through September 30, 1996, 90,300 BUCs had been acquired at a total cost of $1,046,948 (6,500 BUCs at a cost of $69,692 for the nine months ended September 30, 1996 (none for the quarter ended September
30, 1996)).  See Note 5 regarding the investment in mortgage-backed securities.

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

At September 30, 1996, the total amortized cost, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $6,376,522, $268,979, $6,107,543, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $10,493,781, $219,542, $496,684 and $10,216,639, respectively.





AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 1996, are as follows:

                                                                 Number   	   Interest           Maturity     		    Carrying
Type of Security and Name	          Location                   of Units       	   Rate          	    Date		           Amount
-------------------------------     -------------------       ----------     ----------       ------------    ---------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK            	         144           9.25%     	   07/15/2023     $	   1,473,708
 	Broadmoor Court	                  Colorado Springs, CO	           46       	   9.25%      	  10/15/2029     		   1,538,186
 	Owings Chase Apartments          	Pikesville, MD       	         234       	   6.75%         12/15/2023     		   5,518,715
 	Pools of single-family properties		                                 	          8.74%(1)    2016 to 2018	         1,963,172
                                                                                                               --------------
                                                                                                                  10,493,781
                                                                                                               --------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family properties		                                 	          6.03%(1)           	2008	         2,922,630(2)

	FNMA Certificates:
 	Pools of single-family properties                  	           	           	   5.52%(1)          	 2000     		   3,184,913(2)
                                                                                                               --------------
                                                                                                                   6,107,543
                                                                                                               --------------
Balance at September 30, 1996                                                                                 	$  16,601,324
                                                                                                               ==============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                           								 $  	17,895,507
	Addition
		Amortization of discount on mortgage-backed securities                                                       				 				12,714
	Deductions
		Mortgage principal payments received                                                                      								 	(752,498)
  Sale of mortgage-backed securities                                                                                  (315,691)
	 Change in net unrealized holding losses on available-for-sale securities                                    							 (238,708)
                                                                                                                ---------------
Balance at September 30, 1996                      					                                                        $ 	 16,601,324
                                                                                                                ===============

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Descriptions of the PREPs at September 30, 1996, are as follows:

                                                                                                                      Carrying
Name                             	Location              	        Partnership Name			                                    Amount
----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court      	            Colorado Springs, CO 	         Stazier Associates Colorado Springs, Ltd.		    $      141,523
Owings Chase Apartments   	       Pikesville, MD       	         Owings Chase Limited Partnership             		       200,000
Ashwood Apartments        	       Tulsa, OK            	         129th Street Limited Partnership       			               -
Laurel Park Apartments    	       Riverdale, GA        	         Gold Key Venture                       			               -
                                                                                                                ---------------
                                                                                                         						        341,523
Less valuation allowance                                                                                          				(341,523)
                                                                                                                ---------------
Balance at September 30, 1996                                                                                   $         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                  								                                                           $     	  -
	Additions
  Investment in PREPs                                                                                                  126,918
		Equity in earnings of property partnerships                                                                   							 47,000
	Deduction
		Distributions received from PREPs                						                                                             (173,918)
                                                                                                                 --------------
Balance at September 30, 1996                    					                                                           $        -
                                                                                                                 ==============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $205,046 ($49,352 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $38,663 ($12,775 for the quarter ended September 30, 1996). Of this amount, $34,065 ($11,244 for the quarter ended September 30,
1996) was paid by the Partnership and the remainder was paid by property owners.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $61,199 in 1996 ($21,586 for the quarter ended September 30, 1996).

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

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1996:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Ashwood Apartments              	         Tulsa, OK                  		                  144             	140             	97%
Broadmoor Court                 	         Colorado Springs, CO        	                   46              	44              96%
Laurel Park Apartments          	         Riverdale, GA              	                   387             	379             	98%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	230             	98%
                                                                                   ----------       ----------      -----------
                                                             	                           811	             793             	98%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                         		   For the Nine	       For the Nine
                                                                                        					 Months Ended     		 Months Ended
                                                                                       					Sept. 30, 1996	     Sept. 30, 1995
                                                                                            ---------------     ---------------
Regular monthly distributions
	Income							                                                                              $       	.4660	     $        .5696
	Return of capital								                                                                           .5793		             .5279
                                                                                            ---------------     ---------------
					                                                                                       $       1.0453	     $       1.0975
                                                                                            ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					                         $       1.0453	     $       1.0975
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the nine months ended September 30, 1996, the Partnership withdrew a net amount of $45,386 (a net amount of $29,416 was added to reserves for the quarter ended September 30, 1996) from reserves to supplement cash distributions to BUC Holders. In addition, the Partnership withdrew $69,692 from reserves to purchase 6,500 BUCs during the nine months ended September 30, 1996 (none during the quarter ending September 30, 1996). The total amount held in reserves at September 30, 1996, was $6,407,888 of which $6,107,543 was invested in GNMA and FNMA Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1996, indicated that the PREPs recorded on the balance sheet at September 30, 1996, required no adjustments to their current carrying amounts.

As previously reported, Laurel Park Apartments has not been current on its mortgage obligations since December 31, 1994. Until such time that the mortgage is current, the Partnership does not anticipate receiving an equity distribution from Laurel Park Apartments. During August 1996, the General Partner of the Partnership and general partner of the operating partnership which owns Laurel Park Apartments negotiated a Loan Modification Agreement
(LMA) with HUD. Among other things, the LMA reduced the interest rate on the mortgage from 9.25% to 7.75% as well as satisfied all delinquent principal and interest. Laurel Park Apartments is now current on its mortgage obligations. The Partnership made an additional equity investment of $126,918 to effect the LMA. The General Partner feels the LMA will better position Laurel Park Apartments to remain current on its mortgage obligations as well as provide for future equity distributions.

The overall status of the Partnership's other Permanent Investments has remained relatively constant since June 30, 1996.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                             		For the		           For the		         Increase
                                                                       		Quarter Ended     		Quarter Ended		        (Decrease)
                                                                       	Sept. 30, 1996 		   Sept. 30, 1995         		From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      302,693	     $      329,035	     $      (26,342)
Equity in earnings (losses) of property partnerships	                          (65,928)           		55,627		          (121,555)
Interest income on temporary cash investments	                                  	6,742		             9,161		            (2,419)
                                                                         --------------     ---------------     ---------------
				                                                                           243,507           		393,823		          (150,316)
General and administrative expenses		                                          (78,599)		          (72,444)		            6,155
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     164,908	     $      321,379	     $     (156,471)
                                                                         ==============     ===============     ===============

                                                                         	For the Nine	       For the Nine		         Increase
                                                                       		 Months Ended     		 Months Ended		        (Decrease)
                                                                        Sept. 30, 1996 		   Sept. 30, 1995         		From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      934,597	     $    1,023,408	     $      (88,811)
Equity in earnings of property partnerships		                                   47,000            	118,667		           (71,667)
Interest income on temporary cash investments	                                  17,816		            21,617		            (3,801)
Gain on sale of mortgage-backed securities                                       3,157               3,023                 134
                                                                         --------------     ---------------     ---------------
				                                                                         1,002,570           1,166,715		          (164,145)
General and administrative expenses		                                         (241,795)		         (214,280)		           27,515
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     760,775	     $      952,435	     $     (191,660)
                                                                         ==============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. Equity in earnings of property partnerships decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This decrease was primarily a result of recording a loss of approximately $127,000 for Laurel Park Apartments during the quarter ended September 30, 1996. This loss resulted from expenses incurred in conjunction with entering into a loan modification agreement with HUD in August.

Excluding the loss due to Laurel Park Apartments, equity in earnings of property partnerships increased $5,363 for the quarter ended September 30, 1996, compared to the same period in 1995. This increase was primarily attributable to an increase of approximately $5,000 in cash flow received from Broadmoor Court during the quarter ended September 30, 1996. Excluding the loss due to Laurel Park Apartments, equity in earnings of property partnerships increased $55,251 for the nine months ended September 30, 1996, compared to the same period in 1995. This was due to an increase of approximately $15,000, and $2,000 in cash flow received from Broadmoor Court and Ashwood Apartments, respectively, for the nine months ended September 30, 1996, compared to the same period in 1995, and to a $38,000 write-down of the investment in Owings Chase Apartments to zero in the first quarter of 1995.

The decrease in interest on temporary cash investments for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 is primarily attributable to the decrease in cash reserves as a result of the purchase of BUCs during 1995 and 1996.

General and administrative expenses increased for the quarter ended September 30, 1996, compared to the same period in 1995. This increase is due to increases in: (i) salaries and related expenses of approximately $2,000; (ii) travel expenses of approximately $1,000; (iii) professional fees of approximately $1,000 and (iv) other general and administrative expenses of approximately $2,000. General and administrative expenses also increased for the nine months ended September 30, 1996, compared to the same period in 1995. This increase is due to increases in: (i) salaries and related expenses of approximately $14,000; (ii) travel expenses of approximately $5,000; (iii) professional fees of approximately $4,000; and (iv) other general and administrative expenses of approximately $5,000.

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

Dated:  November 12, 1996     AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

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