Form 10-K405
period 1996-12-31
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1997-03-27
CIK 844327

FORM 10-K405

	                     SECURITIES AND EXCHANGE COMMISSION
	                          WASHINGTON, D.C.  20549
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934  [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

                                                        Name of Each
                                                         Exchange on
     Title of Each Class                            which Registered
     -----------------------------------------     ------------------
	    Beneficial Unit Certificates representing              American
     assigned limited partnership interests in                 Stock
     the Registrant (the "BUCs").                           Exchange

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

	     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the BUCs on March 3, 1996 based on the final sales price per BUC as reported in The Wall Street Journal on March 4, 1997 was $18,326,446.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                    None

	                              TABLE OF CONTENTS

	                                                                        Page

	                                   PART I

Item 1.	Business	                                                          1
Item 2.	Properties	                                                        2
Item 3.	Legal Proceedings	                                                 3
Item 4.	Submission of Matters to a Vote of Security Holders	               3

	                                  PART II

Item 5.	Market for Registrant's Common Equity and Related
        Stockholder Matters	                                               3
Item 6.	Selected Financial Data	                                           4
Item 7.	Management's Discussion and Analysis of Financial Condition
 		     and Results of Operations	                                         5
Item 8.	Financial Statements and Supplementary Data	                       9
Item 9.	Changes in and Disagreements With Accountants on Accounting
		      and Financial Disclosure	                                          9

	                                  PART III

Item 10.	Directors and Executive Officers of Registrant	                   9
Item 11.	Executive Compensation	                                          10
Item 12.	Security Ownership of Certain Beneficial Owners and Management	  10
Item 13.	Certain Relationships and Related Transactions	                  11

	                                  PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	 11

SIGNATURES	                                                               25

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

      Through December 31, 1996, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing projects located in four states (the "GNMA Certificates"); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association ("FNMA") (the "Single-Family Certificates") and; (iii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on two GNMA Certificates. The Partnership no longer holds its PREP in one of the properties financed by one of the repaid GNMA Certificates and has sold its PREP in another property. Collectively, the three remaining GNMA Certificates and the three remaining PREPs are referred to herein as the "Permanent Investments". A description of the Permanent Investments held by the Registrant at December 31, 1996, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to
Item 8 hereof. In addition, the Registrant held four Single-Family Certificates at December 31, 1996. All Permanent Investments were made in conjunction with America First PREP Fund 2 Pension Limited Partnership, an affiliate of the Registrant.

     The GNMA Certificates and the Single-Family Certificates provide the Registrant with monthly payments of principal and interest which are guaranteed either by GNMA or FNMA. The PREPs are intended to provide the Registrant with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends, in part, on the economic performance of the real estate financed by the PREPs.

     While principal of and interest on the GNMA Certificates and Single-Family Certificates is guaranteed by the United States government, the amount of cash distributions received by the Registrant from the PREPs is a function of the net rental revenues generated by the properties financed by the Registrant. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties financed by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing regular maintenance and property amenities.

     The Registrant believes that each of the properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

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

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  The Registrant has invested in the Permanent Investments described in Item 1.  By virtue of its interest in the PREPs, the Partnership indirectly owns the properties it has financed through the Permanent
Investments.  Descriptions of the multifamily housing properties collateralizing the Permanent Investments held by the Registrant as of
December 31, 1996, are described in the following table:

                                                                           Average
                                                            Number     Square Feet            Federal
Property Name                  Location                   of Units        Per Unit          Tax Basis
--------------------------     ----------------------     --------     -----------     ---------------
Broadmoor Court                Colorado Springs, CO            46             391      $    1,879,990
Laurel Park Apartments         Riverdale, GA                  387             855           7,692,161
Owings Chase Apartments        Pikesville, MD                 234             960           8,274,083
                                                          --------                     ---------------
                                                              667                      $   17,846,234
                                                          ========                     ===============

     Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the components of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                       1996         1995         1994         1993         1992
                                                  ----------   ----------   ----------   ----------   ----------
 BROADMOOR COURT
 Average Occupancy Rate                                 96%           99%          98%          96%          84%
 Average Effective Annual Rental Per Unit           $21,400       $21,289      $20,540      $19,373      $16,731

 LAUREL PARK APARTMENTS
 Average Occupancy Rate                                 97%           95%          85%          74%          88%
 Average Effective Annual Rental Per Unit            $5,293        $4,867       $4,217       $3,503       $4,358

 OWINGS CHASE APARTMENTS
 Average Occupancy Rate                                 96%           95%          91%          83%          84%
 Average Effective Annual Rental Per Unit            $6,792        $6,580       $6,302       $5,933       $6,188

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Registrant's Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1996 to a vote of the Registrant's security holders.

                                   PART II

	    Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

		         (a)	Market Information.  The BUCs became freely transferable on
     December 1, 1988, and are listed on the American Stock Exchange under the trading symbol "PF."  The following table sets forth the high and low final sale prices for the BUCs for each quarter in 1996 and 1995.

		                                                        Sale Prices
               1995                    		             High  		       Low
          	-----------			                           -------        -------
           1st Quarter                              $12-5/8        $11-5/8
           2nd Quarter                              $12-1/8        $11
           3rd Quarter                              $12-1/4        $11-1/4
           4th Quarter		                            $12-1/2        $10-1/2

               1996
           -----------
           1st Quarter                              $12-1/4        $10-3/4
           2nd Quarter                              $12-1/8        $ 9-7/8
           3rd Quarter                              $11-3/4        $ 9-3/4
           4th Quarter				                          $12            $10-3/8

		         (b)	Investors.  The approximate number of BUC Holders on December
     31, 1996, was 1,702.

		         (c)	Distributions.  Cash distributions are being made on a monthly basis.  Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1996, and December 31, 1995, equaled
     $2,210,068 and $2,374,826, respectively.  The cash distributions paid per
     BUC during the fiscal years ended December 31, 1996, and December 31,
     1995, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1996		   December 31, 1995
                                       -----------------     -----------------
Income			                             $           .9875     $           .7320
Return of Capital			                              .3975                 .7226
                                       -----------------     -----------------
Total			                              $          1.3850     $          1.4546
                                       =================     =================

	    See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1997 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                       		   For the	      	For the	      	For the	      	For the		      For the
		                                                       Year Ended		   Year Ended		   Year Ended		   Year Ended		   Year Ended
		                                                    Dec. 31, 1996	 Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993 	Dec. 31, 1992
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                    $  1,231,344 	 $  1,346,474 	 $  1,043,641 	 $  1,092,142 	 $  1,098,831
Equity in earnings of property partnerships		               53,802      		127,736      		169,397 	     	101,473    		  344,320
Interest income on temporary cash investments		             24,302 		      29,476 	     	 68,326 	     	165,010 		     114,254
Gain on sale of mortgage-backed securities		                 3,157 		       3,023    		     -       		     -       		     -
Gain on sale of PREP                                       598,867           -              -              -              -
General and administrative expenses		                     (313,422)		    (287,838)		    (270,366)		    (300,018)		    (307,923)
Provision for losses on investment in PREPs                   -              -              -              -          (200,000)
										                                            -------------  -------------  -------------  -------------  -------------
Net income	                                           $  1,598,050 	 $ 	1,218,871 	 $ 	1,010,998 	 $  1,058,607 	 $  1,049,482
										                                            =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	     $        .99 	 $        .73 	 $        .59 	 $        .61 	 $        .61
										                                            =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	           $     1.3850 	 $     1.4546 	 $     1.5231 	 $     1.5903 	 $     1.6376
										                                            =============  =============  =============  =============  =============
Investment in mortgage-backed securities	             $ 16,466,489 	 $ 17,895,507 	 $	19,741,212 	 $ 19,918,972 	 $	20,307,027
										                                            =============  =============  =============  =============  =============
Investment in preferred real estate participations
 (PREPs), net of valuation allowance	                 $       -    	 $       -      $     37,384 	 $    229,810 	 $ 	  638,805
										                                            =============  =============  =============  =============  =============
Total assets	                                         $ 17,557,582 	 $	18,633,427 	 $ 20,853,645 	 $	22,233,478 	 $	23,868,232
										                                            =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker and Laurel Park Apartments. During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker, but has retained its PREP in Laurel Park Apartments. During the fourth quarter of 1996, the Partnership sold its PREP in Ashwood Apartments, but retains its GNMA Certificate on this property. Collectively, the three remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held four Single-Family Certificates at December 31, 1996.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold an equity interest at December 31, 1996:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Broadmoor Court                 	         Colorado Springs, CO        	                   46              	44              96%
Laurel Park Apartments          	         Riverdale, GA              	                   387             	371             	96%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	231             	99%
                                                                                   ----------       ----------      -----------
                                                             	                           667	             646             	97%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                               For the           		For the     	       For the
                                                                            Year Ended  						  Year Ended      		  Year Ended
                                                                         Dec. 31, 1996 					 Dec. 31, 1995	      Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income							                                                          $        .9875      $       	.7320	     $        .5850
	Return of capital								                                                       .3975               .7226		             .9381
                                                                        ---------------     ---------------     ---------------
					                                                                   $       1.3850      $       1.4546	     $       1.5231
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					     $       1.3850      $       1.4546	     $       1.5004
 Paid out of reserves                                                             -                   -                  .0227
                                                                        ---------------     ---------------     ---------------
                                                                        $       1.3850      $       1.4546      $       1.5231
                                                                        ===============     ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1996, a net amount of $450,179 of undistributed mortgage principal payments was placed in reserves. In addition, the Partnership withdrew $69,692 from reserves to purchase 6,500 BUCs during 1996. The total amount held in reserves at December 31, 1996, was $6,803,542 of which $6,034,118 was invested in Single-Family Certificates.

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

Asset Quality

The Partnership continues to receive monthly principal and interest payments on its GNMA Certificates and Single-Family Certificates which are fully guaranteed either by GNMA or FNMA. The obligations of GNMA are backed by the full faith and credit of the United States government.

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

Based on the foregoing methodology, valuations and reviews performed during the year ended December 31, 1996, indicated that the investment in PREPs recorded on the balance sheet at December 31, 1996, required no adjustments to the current carrying amounts.

Ashwood Apartments

Ashwood Apartments, located in Tulsa, Oklahoma, had an average occupancy rate of 97% during 1996, compared to 95% during 1995. During the fourth quarter of 1996, the Partnership sold its limited partnership interest in the operating partnership which owns Ashwood Apartments. The Partnership received proceeds of $598,867 from the sale. Since the Partnership had previously written off its entire equity interest in Ashwood Apartments, the Partnership realized a gain of $598,867 on the sale. In addition to sale proceeds received from the sale of its limited partnership interest, the Partnership received approximately $53,000 in equity distributions from the partnership which owns the property; however, due to the sale of its limited partnership interest, the Partnership will no longer receive equity distributions from Ashwood Apartments. The Partnership also received principal and interest payments on the GNMA Certificate collateralized by this property in 1996.

In conjunction with the Partnership's sale of its limited partnership interest discussed above, the operating partnership which owns Ashwood Apartments refinanced its mortgage loan. As a result, in January 1997, GNMA redeemed the GNMA Certificate related to this property by paying the Partnership the full principal amount of $1,470,685 plus accrued interest through the redemption date. As such, the Partnership will no longer receive payments on the GNMA Certificate.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 96% during 1996, compared to 99% during 1995. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1997. In addition to principal and interest payments received during 1996 on the GNMA Certificate collateralized by this property, the Partnership recorded approximately $128,000 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 97% during 1996 compared to 95% during 1995. At December 31, 1996 the Partnership's investment in this property consists only of a PREP since the Partnership had already been repaid by GNMA on its GNMA
Certificate. As previously reported, Laurel Park Apartments had not been current on its mortgage obligations since December 1994. The General Partner of the Partnership and the general partner of the operating partnership which owns Laurel Park Apartments negotiated a Loan Modification Agreement (LMA) with HUD in August 1996. Among other things, the LMA reduced the interest rate on the mortgage from 9.25% to 7.25% as well as satisfied all delinquent principal and interest. The Partnership made an additional equity investment of $126,918 to effect the LMA. Laurel Park Apartments has been current on its mortgage obligations since the LMA was effected; however, the Partnership did not receive any equity distributions on its PREP during 1996. The General Partner feels the LMA will better position the property to remain current on its mortgage obligation as well as provide the Partnership with future equity distributions. It is anticipated that Laurel Park Apartments will continue to generate cash flow sufficient to meet its mortgage obligations under the terms of the LMA during 1997.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 96% during 1996, compared to 95% during 1995. Cash flow from the operations of the property was sufficient to fully service debt on the mortgage loan in 1996. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1996, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1997. The Partnership received principal and interest payments on the GNMA Certificate collateralized by this property in 1996; however, the Partnership did not receive any equity distributions on its PREP during 1996.

Results of Operations

The table below compares the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1996 		    Dec. 31, 1995       Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $    1,231,344	     $    1,346,474	     $    1,043,641
Equity in earnings of property partnerships		                                   53,802            	127,736		           169,397
Interest income on temporary cash investments	                                  24,302		            29,476		            68,326
Gain on sale of mortgage-backed securities                                       3,157               3,023                -
Gain on sale of PREP                                                           598,867                -                   -
                                                                         --------------     ---------------     ---------------
				                                                                         1,911,472           1,506,709		         1,281,364
General and administrative expenses		                                          313,422 		          287,838 		          270,366
                                                                         --------------     ---------------     ---------------
Net income	                                                              $   1,598,050	     $    1,218,871	     $    1,010,998
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1995 		        From 1994
                                                                        ---------------     ---------------
Mortgage-backed securities income	                                      $     (115,130)     $      302,833
Equity in earnings of property partnerships		                                  (73,934)           	(41,661)
Interest income on temporary cash investments	                                  (5,174)	           (38,850)
Gain on sale of mortgage-backed securities                                         134               3,023
Gain on sale of PREP                                                           598,867                -
                                                                         --------------     ---------------
				                                                                           404,763             225,345
General and administrative expenses		                                           25,584 		           17,472
                                                                         --------------     ---------------
Net income	                                                              $     379,179	     $      207,873
                                                                         ==============     ===============

Mortgage-backed securities income decreased $115,130 from 1995 to 1996, due to the continued amortization of the principal balances of the mortgage-backed securities.

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

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREPs to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties.

Equity in earnings of property partnerships decreased $73,934 from 1995 to 1996 due primarily to the recording a loss of approximately $127,000 for Laurel Park Apartments during the third quarter of 1996. This loss resulted from expenses incurred in conjunction with entering into a loan modification agreement with HUD in August. The loss related to Laurel Park Apartments was partially offset by an increase in cash flow of approximately $37,000 from Broadmoor Court and $16,000 from Ashwood Apartments.

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

Interest on temporary cash investments decreased $5,174 from 1995 to 1996 and $38,850 from 1994 to 1995. These decreases were primarily attributable to the decrease in cash reserves as a result of the purchase of BUCs during 1995 and 1996.

The Partnership recorded a gain of $598,867 in 1996 due to the sale of the Partnership's limited partnership interest in the operating partnership which owns Ashwood Apartments. Due to this sale, the Partnership will no longer receive equity distributions from Ashwood Apartments.

General and administrative expenses increased $25,584 from 1995 to 1996 primarily due to increases in: (i) salaries and related expenses of approximately $18,000; (ii) travel expenses of approximately $5,000; and (iii) other general and administrative expenses of approximately $3,000. General and administrative expenses increased $17,472 from 1994 to 1995 primarily due to increases in: (i) salaries and related expenses; and (ii) insurance expenses. These increases were partially offset by decreases in investor servicing expenses and professional fees.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1996 and 1995.

	                                  PART III

	    Item 10.  Directors and Executive Officers of Registrant.  The Registrant
has no managers or officers.  Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited
Partnership Six ("AFCA"), and its general partner, America First Companies
L.L.C.  The following individuals are the managers and officers of America
First Companies L.L.C., and each serves for a term of one year.

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney         Chairman of the Board,                  1987
                          President, Chief Executive
                          Officer and Manager
Michael Thesing           Vice President, Secretary,              1987
                          Treasurer and Manager
William S. Carter, M.D.   Manager                                 1994
George Kubat              Manager                                 1994
Martin A. Massengale      Manager                                 1994
Alan Baer                 Manager                                 1994
Gail Walling Yanney       Manager                                 1996
Mariann Byerwalter        Manager                                 1997

	    Michael B. Yanney, 63, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., C-Tec Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 42, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 70, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 51, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation, American Business Information, Inc., and G.B. Foods Corporation.

	    Martin A. Massengale, 63, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc..

	    Alan Baer, 74, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 36, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of AFEH and EurekaBank from 1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief Operating Officer of AFEH, and Chief
Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to
1987.  She served as Vice President and Executive Assistant to the President
of Bank of America and was a Vice President in the bank's Corporate Planning and Development Department, managing several acquisitions and divestitures.
During 1986, Ms. Byerwalter managed five divestitures, representing a total purchase price of over $100 million with assets aggregating more than $5.0 billion.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1996, is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

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

	    Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Companies L.L.C. or with any person who is (i) a manager or executive officer of America First Companies L.L.C., or any general partner of AFCA, (ii) a nominee for election as a manager of America First Companies L.L.C., (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

	    During 1996, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $251,904 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

	    AFCA is entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which is paid by the Partnership to the extent such amounts are not paid by property owners. AFCA earned $51,364 in such administrative fees during 1996, and of such amount, the Partnership paid $45,238.

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

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Laurel Park Apartments and Owings Chase Apartments. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 3.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1996, the Registrant paid the Manager property management fees of $84,328.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report.

		          Balance Sheets of the Registrant as of December 31, 1996, and
            December 31, 1995.

		          Statements of Income of the Registrant for the years ended
            December 31, 1996, December 31, 1995, and December 31, 1994.

		          Statements of Partners' Capital of the Registrant for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

		          Statements of Cash Flows of the Registrant for the years ended
            December 31, 1996, December 31, 1995, and December 31, 1994.

		          Notes to Financial Statements of the Registrant.

		          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to
     Financial Statements filed in response to Item 8 hereof.

		          3.	Exhibits.  The following exhibits were filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Limited Partnership:

We have audited the accompanying balance sheets of America First Prep Fund 2 Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Prep Fund 2 Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1997							                   /s/Coopers & Lybrand L.L.P.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1996       Dec. 31, 1995
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $      914,518      $      568,340
 Investment in mortgage-backed securities (Note 5)                                              16,466,489          17,895,507
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                               100,198             107,920
 Other assets                                                                                       76,377              61,660
                                                                                            ---------------     ---------------
                                                                                            $    17,557,582     $   18,633,427
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                                $       77,744	     $       77,501
		Distribution payable (Note 4)		                                                                  181,574		           383,411
                                                                                            ---------------     ---------------
                                                                                             						259,318		           460,912
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100	                100
 	Beneficial Unit Certificate Holders
			($10.85 per BUC in 1996 and $11.36 in 1995)	                                                 17,298,164	         18,172,415
                                                                                            ---------------     ---------------
                                                                                          						17,298,264		        18,172,515
                                                                                            ---------------     ---------------
                                                                                      					 $   17,557,582	     $   18,633,427
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                      					       		           For the             For the             For the
                                               			                		        Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1996       Dec. 31, 1995		     Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	(Note 5)                             $    1,231,344      $    1,346,474	     $    1,043,641
	Equity in earnings of property partnerships	(Note 6)                           53,802             127,736		           169,397
	Interest income on temporary cash investments		                                24,302              29,476		            68,326
 Gain on sale of mortgage-backed securities                                      3,157               3,023                -
 Gain on sale of PREP                                                          598,867                -                   -
	                                                                       ---------------     ---------------     ---------------
                                                                             1,911,472          	1,506,709		         1,281,364
Expenses
	General and administrative expenses (Note 7)		                                313,422             287,838		           270,366
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $    1,598,050      $    1,218,871	     $    1,010,998
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $       22,324      $       23,988	     $       25,907
	BUC Holders		                                                               1,575,726           1,194,883		           985,091
                                                                        ---------------     ---------------     ---------------
			                                                                     $    1,598,050      $    1,218,871	     $    1,010,998
                                                                        ===============     ===============     ===============
Net income per BUC	                                                     $          .99      $          .73	     $          .59
                                                                        ===============     ===============     ===============
Weighted average number of BUCs outstanding	                                 1,595,687           1,632,412		         1,683,904
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1993                      $         100            1,683,904      $   21,939,548      $   21,939,648
  Net income                                               25,907                 -                985,091           1,010,998
  Cash distributions paid or accrued (Note 4)             (25,907)                -             (2,564,754)         (2,590,661)
                                                    --------------      ---------------     ----------------     ---------------
  Balance at December 31, 1994                                100            1,683,904          20,359,885          20,359,985
  Net income                                               23,988                 -              1,194,883           1,218,871
  Cash distributions paid or accrued (Note 4)             (23,988)                -             (2,374,826)         (2,398,814)
  Purchase of units                                          -                 (83,800)           (977,256)           (977,256)
                                                    --------------      ---------------     ----------------     ---------------
  Balance at December 31, 1995                               	100		          1,600,104	     	   18,202,686    	 	   18,202,786
  Net income				                                           22,324		               -		            1,575,726      		   1,598,050
  Cash distributions paid or accrued (Note 4)			          (22,324)		              -           		(2,210,068)		       (2,232,392)
  Purchase of units				                                      -		                (6,500)		          (69,692)		          (69,692)
                                                   ---------------      ---------------     ---------------     ---------------
                                                   	          100   		       1,593,604	     	   17,498,652 	    	   17,498,752
                                                   ---------------      ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1994                               -                    -                   -                   -
  Net change                                                 -                    -                (30,271)            (30,271)
                                                   ---------------      ---------------     ---------------     ---------------
  Balance at December 31, 1995                               -                    -                (30,271)            (30,271)
  Net change                                                 -                    -               (170,217)           (170,217)
                                                   ---------------      ---------------     ---------------     ---------------
                                                             -                    -               (200,488)           (200,488)
                                                   ---------------      ---------------     ---------------     ---------------
Balance at December 31, 1996                       $          100            1,593,604      $   17,298,164      $   17,298,264
                                                   ===============      ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended		        Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995		     Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
	Net income			                                                          $    1,598,050      $	   1,218,871	     $    1,010,998
  Adjustments to reconcile net income to
    net cash provided by operating activities
			Equity in earnings of property partnerships				                             (53,802)           (127,736)		         (169,397)
			Gain on sale of mortgage-backed securities				                               (3,157)             (3,023)		             -
   Gain on sale of PREP                                                       (598,867)               -                   -
			Amortization of discount on mortgage-backed securities				                  (14,493)            (19,928)		          (24,331)
			Decrease in interest receivable				                                           7,722              11,514		            25,761
			(Increase) decrease in other assets	                                        (14,717)              8,928		             9,163
			Increase (decrease) in accounts payable			                                      243               5,586		            (2,837)
                                                                        ---------------     ---------------     ---------------
  	Net cash provided by operating activities				                               920,979           1,094,212		           849,357
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
	Mortgage principal payments received				                                      957,603           1,256,247		         1,304,650
	Sale of mortgage-backed securities				                                        318,848             582,138		              -
 Sale of PREP                                                                  598,867                -                   -
	Distributions received from PREPs		                                           180,720             165,120		           406,112
 Investments in PREPs                                                         (126,918)               -                (44,289)
	Acquisition of mortgage-backed securities				                                    -                   -             (6,652,575)
 Mortgage-backed securities prepayments                                           -                   -              5,550,016
                                                                        ---------------     ---------------     ---------------
		Net cash provided by investing activities                                  1,929,120          	2,003,505		           563,914
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
	Distributions paid				                                                     (2,434,229)         (2,437,148)		       (2,387,994)
	Purchase of units				                                                         (69,692)           (977,256)               -
                                                                        ---------------     ---------------     ---------------
		Net cash used in financing activities				                                 (2,503,921)         (3,414,404)		       (2,387,994)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	                346,178            (316,687)		         (974,723)
Cash and temporary cash investments at beginning of year  				                 568,340             885,027		         1,859,750
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $      914,518      $      568,340	     $      885,027
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $3,141,010 and $3,373,303 at December 31, 1996, and December 31, 1995, respectively.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, is not expected to have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1996:

	Cash and temporary cash investments				                      	       $     	769,424
	GNMA Certificates										                                               2,864,746
	FNMA Certificates										                                               3,169,372
                                                                      ---------------
                              					                                   $    6,803,542
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. On December 12, 1994, February 6, 1995, and
June 5, 1996, management announced its intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. Through December 31, 1996, 90,300 BUCs had been acquired at a total cost of $1,046,948 (6,500 BUCs at a cost of $69,692 for the year ended December 31, 1996). See Note 5 regarding the investment in mortgage-backed securities.

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






AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

At December 31, 1996, the total amortized cost, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $6,234,606, $200,488, $6,034,118, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $10,432,371, $256,213, $495,150 and $10,193,434, respectively.

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

Prior to June 30, 1995, the Partnership classified all investments in mortgage-backed securities as held-to-maturity. During the quarter ended June
30, 1995, the Partnership sold a portion of the securities in the held-to-maturity portfolio. The total amortized cost, realized gain and realized loss for sales of securities classified as held-to-maturity were $579,115, $3,411 and $388, respectively. In addition, during the quarter ended June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account (see Note 3). The
Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of the securities transferred were $7,684,875, $10,152, $176,267 and $7,518,760, respectively.



AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

Descriptions of the Partnership's mortgage-backed securities at December 31, 1996, are as follows:

                                                                                                                        Income
                                                             Number    Interest       Maturity    	 	  Carrying         Earned
Type of Security and Name	          Location               of Units    	   Rate      	    Date		         Amount        in 1996
-------------------------------     -------------------   ----------  ----------   ------------   --------------   ------------
Held-to-Maturity
	GNMA Certificates:
 	Ashwood Apartments       	        Tulsa, OK                  144      9.25%          07/15/23    $  1,470,685    $   136,542
 	Broadmoor Court	                  Colorado Springs, CO	       46    	 9.25%     	    10/15/29    	  1,536,504        142,407
 	Owings Chase Apartments          	Pikesville, MD             234    	 6.75%          12/15/23    	  5,501,669        373,444
 	Pools of single-family mortgages 		                             	     8.74%(1)   2016 to 2018	 	    1,923,513        187,895
                                                                                                    ------------   ------------
                                                                                                     10,432,371        840,288
                                                                                                    ------------   ------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family mortgages 		                             	     6.03%(1)          	2008	 	    2,864,746(2)     189,438
	 Pools of single-family mortgages 		                             	     7.58%(1)  	2007 to 2009		          -   (2)      13,199
 FNMA Certificates:
 	Pools of single-family mortgages                   	                	 5.52%(1)         	 2000    		 3,169,372(2)     188,419
                                                                                                    ------------   ------------
                                                                                                      6,034,118        391,056
                                                                                                    ------------   ------------
Balance at December 31, 1996                                                                   				 $16,466,489    $ 1,231,344
                                                                                                    ============   ============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $   17,895,507      $   19,741,212 				 $  	19,918,972
	Additions
  Acquisition of mortgage-backed securities                                       -                   -              6,652,575
		Amortization of discount on mortgage-backed securities                        14,493              19,928              24,331
	Deductions
		Mortgage principal payments received                                        (957,603)         (1,256,247)         (1,304,650)
		Sale of mortgage-backed securities                                          (315,691)           (579,115)         	     -
  Mortgage-backed securities prepayments                                          -                   -             (5,550,016)
		Change in net unrealized holding losses on
   available-for-sale securities                                              (170,217)            (30,271)               -
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $   16,466,489      $   17,895,507      $ 	 19,741,212
                                                                        ===============     ===============     ===============

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

Descriptions of the PREPs held during the year ended December 31, 1996, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                                       (Losses)
                                                                                                       Carrying    of Property
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Broadmoor Court      	        Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.	   $   141,523   $    128,121
Owings Chase Apartments       Pikesville, MD           Owings Chase Limited Partnership            	    200,000           -
Ashwood Apartments            Tulsa, OK                129th Street Limited Partnership       			          -   (1)      52,599
Laurel Park Apartments        Riverdale, GA            Gold Key Venture                       			          -          (126,918)
                                                                                                    ------------   ------------
                                                                                                  	 	   341,523    $    53,802
Less valuation allowance                                                                            			(341,523)   ============
                                                                                                    ------------
Balance at December 31, 1996                                                            					       $      -
                                                                                                    ============

(1) During the fourth quarter of 1996, the Partnership sold its limited partnership interest in 129th Street Limited Partnership. Therefore, the Partnership no longer has an equity interest in this property.

Reconciliation of the carrying amount of the PREPs is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                  								                  $     341,523       $      707,544      $      899,970
	Additions
  Investments in PREPs                                                        126,918                 -                 44,289
		Equity in earnings of property partnerships                          							 53,802              127,736             169,397
	Deductions
		Distributions received from PREPs                                          (180,720)            (165,120)           (406,112)
  Write-off(1)                                                                   -                (328,637)               -
                                                                        --------------      ---------------     ---------------
Balance at end of year                    					                         $ 	   341,523       $      341,523      $      707,544
                                                                        ==============      ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $     	341,523      $      670,160      $      670,160
	Write-off(1)                                                                     -               (328,637)               -
                                                                        ---------------     ---------------     ---------------
Balance at end of year					                                             $	     341,523      $      341,523      $      670,160
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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

                                                                              				1996              		1995		              1994
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
	Real estate	                                                           $   17,830,781     $   20,381,335    	 $   32,725,035
	Restricted deposits and funded reserves		                                     977,821             484,879           		384,196
 Other assets		                                                              1,191,345           1,378,718		         1,901,395
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,999,947      $   22,244,932    	 $   35,010,626
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
	Liabilities
  Mortgage notes payable	                                               $   20,459,706      $   22,313,737	      $  34,181,180
  Other liabilities		                                                        1,653,940           1,846,124		         7,286,837
	Partners' Capital (Deficit)
		General Partners		                                                        (2,545,305)         (2,346,535)		       (7,379,538)
  Limited Partners
   America First PREP Fund 2 Limited Partnership		                             341,523             341,523		           707,544
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             203,547		           328,067
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,999,947      $   22,244,932	     $   35,010,626
                                                                        ===============     ===============     ===============
Rental income	                                                          $    5,550,385      $    6,423,813	     $    7,019,554
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                         $     (469,952)     $   (1,163,422)	    $   (2,344,145)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
 (as calculated pursuant to the Limited Partnership Agreements)	        $       53,802      $      127,736	     $      169,397
	                                                                       ===============     ===============     ===============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

                                                                        										1996		              1995		              1994
            														                                              ---------------     ---------------     ---------------
Reimbursable salaries and benefits								                              $	     166,088 	    $      144,920 	    $      121,036
Investor services and custodial fees								                                   	20,234            		22,368            		26,593
Professional fees and expenses									                                         16,539 		           20,320 		           27,313
Other expenses								                                                          12,334 		            7,509 		            6,076
Report preparation and distribution									                                    10,658 	           	10,879            		13,648
Registration fees									                                                       8,911 	            12,786 	            	7,918
Insurance									                                                               7,505 	            	6,727 	            	5,130
Consulting and travel expense                                             							6,794 		              993 		            2,045
Telephone								                                                               	2,841 	            	2,908 		            2,515
														                                                          ---------------     ---------------     ---------------
									                                                               $      251,904 	    $      229,410 	    $      212,274
														                                                          ===============     ===============     ===============

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fees earned by AFCA 6 was $51,364 in 1996, $52,901 in 1995, and $54,644 in 1994. Of these amounts, $45,238 in 1996, $46,737 in 1995, and $47,272 in 1994 was paid by the
Partnership and the remainder was paid by property owners.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6.
Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1996, 1995 or 1994.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $84,328, $75,795 and $50,381 in 1996, 1995 and 1994, respectively.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                        At December 31, 1996                    At December 31, 1995
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $      914,518      $      914,518      $      568,340      $      568,340
Investment in mortgage-backed securities        $   16,466,489      $   16,227,552      $   17,895,507      $   17,645,515

9.	Summary of Unaudited Quarterly Results of Operations

								                                                 First		            Second		             Third		            Fourth
From January 1, 1996, to December 31, 1996		           Quarter		           Quarter		           Quarter		           Quarter
														                                  ---------------     ---------------     ---------------     ---------------
Total income						                              $      427,763 	    $      331,300 	    $     	243,507 	    $      908,902(1)
Total expenses							                                  (80,905)		          (82,291)		          (78,599)		          (71,627)
														                                  ---------------     ---------------     ---------------     ---------------
Net income						                                $      346,858 	    $      249,009 	    $     	164,908 	    $      837,275
														                                  ===============     ===============     ===============     ===============
Net income per BUC						                        $          .21 	    $          .16 	    $          .10    	 $          .52
														                                  ===============     ===============     ===============     ===============
Market Price per BUC
 High sale							                                       12-1/4 		           12-1/8		            11-3/4 		           12
 Low sale							                                        10-3/4 		            9-7/8               9-3/4 		           10-3/8
														                                  ===============     ===============     ===============     ===============

(1) During the fourth quarter of 1996, the Partnership recorded a gain of $598,867 on the sale of its limited partnership interest in the operating partnership which owns Ashwood Apartments.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

10. Subsequent Event

During the fourth quarter of 1996, the operating partnership which owns Ashwood Apartments refinanced its mortgage loan. As a result, in January 1997, GNMA redeemed the GNMA Certificate related to Ashwood Apartments by paying the Partnership the full principal amount of $1,470,685 plus accrued interest through the redemption date.

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		                                 AMERICA FIRST PREP FUND 2
		                                 LIMITED PARTNERSHIP

		                                 By	America First Capital
			                                   Associates Limited
			                                   Partnership Six, General
			                                   Partner of the Registrant

             		                    By	America First Companies L.L.C.,
                                   			General Partner of America First
                                   			Capital Associates Limited
			                                   Partnership Six


		                                 By	/s/ Michael Thesing
			                                   Michael Thesing,
			                                   Vice President

Date:  March 26, 1997

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1997	             By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  March 26, 1997	             By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer and
                                      Manager (Principal Financial Officer)


Date:  March 26, 1997	             By
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 26, 1997	             By /s/ George Kubat*
		                                    George Kubat
		                                    Manager


Date:  March 26, 1997	             By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 26, 1997	             By	/s/ Alan Baer*
		                                   Alan Baer
		                                   Manager


Date:  March 26, 1997	             By	/s/ Gail Walling Yanney*
		                                    Gail Walling Yanney
 		                                   Manager


Date:  March 26, 1997	             By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
     America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
     America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1996, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1997.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter