Form 10-Q
period 1997-03-31
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1997-05-15
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    2,404,323      $      914,518
 Investment in mortgage-backed securities (Note 5)                                              14,710,173          16,466,489
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                                96,193             100,198
 Other assets                                                                                       55,721              76,377
                                                                                            ---------------     ---------------
                                                                                            $    17,266,410     $   17,557,582
                                                                                            ===============     ===============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 7)                                                               $        77,292	    $       77,744
    Distribution payable (Note 4)		                                                                 179,158	           181,574
                                                                                            ---------------     ---------------
                                                                                                    256,450	       				259,318
                                                                                            ---------------     ---------------
Partners' Capital
  General Partner	                                                                                						100	           				100
  Beneficial Unit Certificate Holders
    ($10.67 per BUC in 1997 and $10.85 in 1996)	                                                 17,009,860	    				17,298,164
                                                                                            ---------------     ---------------
                                                                                          	 					17,009,960	    				17,298,264
                                                                                            ---------------     ---------------
                                                                                      	     $   	17,266,410					$   17,557,582
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                              																				For the             For the
                                               			                      																				Quarter Ended       Quarter Ended
                                               				                     																				Mar. 31, 1997       Mar. 31, 1996
                                                                     																					 ---------------     ---------------
Income
 Mortgage-backed securities income	                                          	     							 $     	259,640	 					$     316,207
 Equity in earnings of property partnerships	                     	                             			68,750	       					106,126
 Interest income on temporary cash investments		                                             						28,333		 												5,430
	                                                                                     				 ---------------     	---------------
                                                                                                  356,723	       					427,763
Expenses
 General and administrative expenses (Note 7)                                                      87,041														80,905
                                                                                           ---------------     ---------------
Net income	                                                                            			 $      269,682							$     346,858
                                                                                           ===============     ===============
Net income allocated to:
 General Partner	                                                                    					 $        5,399							$       5,697
 BUC Holders		                                                                           	 							264,283	       					341,161
                                                                                           ---------------     ---------------
			                                                                    																			 $      269,682							$     346,858
                                                                                           ===============     ===============
Net income per BUC	                                                                    		 	$          .17							$         .21
                                                                                           ===============     ===============
Weighted average number of BUCs outstanding	                                                  		1,593,604	     					1,598,604
                                                                                           ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1996                      $          100	     						1,593,604	    $   17,498,652    	 $   17,498,752
  Net income				                     																								5,399	          						- 		    								264,283             269,682
  Cash distributions paid or accrued (Note 4)		    									(5,399)		  												-              (534,493)	       			(539,892)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	       			100           	1,593,604	     	 	17,228,442    	     17,228,542
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1996                                -                   -               (200,488)           (200,488)
  Net change                                                  -                   -                (18,094)            (18,094)
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -               (218,582)           (218,582)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at March 31, 1997                           $          100           1,593,604      $   17,009,860      $   17,009,960
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the          			For the
                                                                                             Quarter Ended	  				Quarter Ended
                                                                                             Mar. 31, 1997	  				Mar. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income			                                                     	     																				$     269,682	 					$     346,858
  Adjustments to reconcile net income to
    net cash provided by operating activities
  Equity in earnings of property partnerships				   			   																																									(68,750)	      				(106,126)
  Amortization of discount on mortgage-backed securities			    		    																															(2,620)	        				(1,614)
  Decrease in interest receivable				                     		     																																				4,005               1,716
  Decrease (increase) in other assets		                            			    																										20,656	        					(5,950)
  Decrease in accounts payable				                      			      																																					(452)    	       (18,750)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities				                   	   																													222,521	       					216,134
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received				                         	 																													1,740,842	       					174,618
 Distributions received from PREPs		                                            	    															68,750	       					106,126
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                        		 													1,809,592             280,744
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                          	  																														(542,308)	      				(576,012)
 Purchase of units				                                                      																										-                (16,899)
                                                                                            ---------------     ---------------
Net cash used in financing activities				                            	  																										(542,308)	      				(592,911)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	       		                 								1,489,805	       					(96,033)
Cash and temporary cash investments at beginning of period				           																										914,518	       					568,340
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                    																	$    2,404,323						$      472,307
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 G) Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1997:

	Cash and temporary cash investments			      																									$    2,266,542
	GNMA Certificates										                                               2,762,941
	FNMA Certificates						   																																																3,070,908
                                                                      ---------------
                              					      																													$    8,100,391
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. Management has announced its intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. Through March 31, 1997, 90,300
BUCs had been acquired at a total cost of $1,046,948 (none for the quarter ended March 31, 1997). See Note 5 regarding the investment in mortgage-backed securities.

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

At March 31, 1997, the total amortized cost, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $6,052,431, $218,582, $5,833,849, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $8,876,324, $175,799, $493,590 and $8,558,533, respectively.






AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 1997, are as follows:

                                                                 Number       Interest           Maturity     	     Carrying
Type of Security and Name	          Location             	     of Units       	   Rate               Date	            Amount
-------------------------------     -------------------       ----------     ----------       ------------    ---------------
Held-to-Maturity
  GNMA Certificates:
  Broadmoor Court                   Colorado Springs, CO             47          9.25%         10/15/2029     $    1,534,781
  Owings Chase Apartments           Pikesville, MD                  234          6.75%         12/15/2023          5,484,324
  Pools of single-family mortgages                                               8.74%(1)    2016 to 2018          1,857,219
                                                                                                               --------------
                                                                                                                   8,876,324
                                                                                                               --------------
Available-for-Sale
  GNMA Certificates:
   Pools of single-family mortgages                                              6.03%(1)            2008          2,762,941(2)
  FNMA Certificates:
   Pools of single-family mortgages                                              5.52%(1)            2000          3,070,908(2)
                                                                                                               --------------
                                                                                                                   5,833,849
                                                                                                               --------------
Balance at March 31, 1997                                                                                      $  14,710,173
                                                                                                               ==============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996                                                                                   $  16,466,489
  Addition
   Amortization of discount on mortgage-backed securities                                                              2,620
  Deductions
   Mortgage principal payments received (1)                                                                       (1,740,842)
   Change in net unrealized holding losses on available-for-sale securities                                          (18,094)
                                                                                                              ---------------
Balance at March 31, 1997                                                                                     $   14,710,173
																																																																																																														===============
(1) Includes proceeds of $1,470,685 received from GNMA due to the redemption of the GNMA Certificate related to Ashwood Apartments.


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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Descriptions of the PREPs at March 31, 1997, are as follows:

                                                                                                                      Carrying
Name                              Location                       Partnership Name                                       Amount
----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court                   Colorado Springs, CO           Stazier Associates Colorado Springs, Ltd.      $      141,523
Owings Chase Apartments           Pikesville, MD                 Owings Chase Limited Partnership                      200,000
Laurel Park Apartments            Riverdale, GA                  Gold Key Venture                                         -
                                                                                                                ---------------
                                                                                                                       341,523
Less valuation allowance                                                                                              (341,523)
                                                                                                                ---------------
Balance at March 31, 1997                                                                                       $         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1996                                                                                    $         -
 Addition
  Equity in earnings of property partnerships                                                                           68,750
 Deduction
  Distributions received from PREPs                                                                                    (68,750)
                                                                                                                --------------
Balance at March 31, 1997                                                                                       $         -
                                                                                                                ==============

7. Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1997 was $95,111. The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1997, AFCA 6 earned administrative fees of $11,357, all of which was paid by the Partnership.

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1997.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $21,900 in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During the fourth quarter of 1996, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held three Single-Family Certificates at March 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership, in which the Partnership continues to hold an equity interest at March 31, 1997:

                                                                                                 							Number	     	Percentage
                                                            		               										Number         of Units        	of Units
Property Name                    	        Location             	             								of Units         Occupied         Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Broadmoor Court                           Colorado Springs, CO                            47               42               89%
Laurel Park Apartments                    Riverdale, GA                                  387              370               96%
Owings Chase Apartments                   Pikesville, MD                                 234              220               94%
                                                                                   ----------       ----------      -----------
                                                                                         668              632               95%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                         	    						For the	        				For the
                                                                                              Quarter Ended    	  Quarter Ended
                                                                                       	      Mar. 31, 1997	  				Mar. 31, 1996
                                                                                            ---------------     ---------------
Regular monthly distributions
 Income							                                    																																										$  	     .1658						$        .2134
 Return of capital								                    																																																						 .1696	         					.1394
                                                                                            ---------------     ---------------
					                                                    																																			$        .3354						$        .3528
                                                                                            ===============     ===============
Distributions
 Paid out of cash flow (including mortgage principal payments)				    																						$        .3354						$        .3528
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $1,470,632 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1997, was $8,100,391 of which $5,833,849 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the three months ended March 31, 1997, indicated that the PREPs recorded on the balance sheet at March 31, 1997, required no adjustments to their current carrying amounts.

In January 1997, GNMA redeemed the GNMA Certificate related to Ashwood Apartments by paying the Partnership the full principal amount of $1,470,685 plus accrued interest through the redemption date.

The overall status of the Partnership's other Permanent Investments has remained relatively constant since December 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the		    								For the	      				Increase
                                                                       	 Quarter Ended        Quarter Ended	     			(Decrease)
                                                                       	 Mar. 31, 1997 	      Mar. 31, 1996          From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                 					$      259,640	     $      316,207	 					$     (56,567)
Equity in earnings of property partnerships	                                 			68,750        	    106,126            	(37,376)
Interest income on temporary cash investments	                                 	28,333	              5,430														22,903
                                                                         --------------     ---------------     ---------------
				                                                																											356,723 	    							427,763            	(71,040)
General and administrative expenses		                                										(87,041)	    							(80,905)             	6,136
                                                                         --------------     ---------------     ---------------
Net income	                                                         				$      269,682	     $      346,858						$      (77,176)
                                                                         ==============     ===============     ===============

Mortgage-backed securities income decreased for the quarter ended March 31, 1997, compared to the same period in 1996. Approximately $34,300 of such decrease was due to the redemption of the GNMA Certificate related to Ashwood Apartments with the remaining decrease of approximately $22,300 due to continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. Equity in earnings of property partnerships decreased for the quarter ended March 31, 1997, compared to the same period in 1996. Approximately $32,200 of such decrease is attributable to the Partnership no longer receiving distributions from Ashwood Apartments due to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The remaining $5,200 decrease was a result of a decrease in cash flow received from Broadmoor Court.

The increase in interest on temporary cash investments for the quarter ended March 31, 1997, compared to the same period in 1996 is primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

General and administrative expenses increased for the quarter ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to an increase in salaries and related expenses, which was partially offset by a decrease in filing fees.

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

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed:

               Item Reported     Financial Statements Filed    Date of Report

               2. Acquisition                no              December 18, 1996
                  or Disposition
                  of Assets

      	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997          AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Six, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America
																																			First Capital Associates
																																			Limited Partnership Six


                              By /s/ Michael Thesing
                                   Michael Thesing,
                                   Vice President and
																																			Principal Financial
                                   Officer