Form 10-Q
period 1997-09-30
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1997-11-14
CIK 844327

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    2,306,281      $      914,518
 Investment in mortgage-backed securities (Note 5)                                              14,200,926          16,466,489
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                                92,361             100,198
 Other assets                                                                                       44,459              76,377
                                                                                            ---------------     ---------------
                                                                                            $   16,644,027      $   17,557,582
                                                                                            ===============     ===============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 7)                                                               $       64,707      $       77,744
    Distribution payable (Note 4)                                            	                     174,492             181,574
                                                                                            ---------------     ---------------
                                                                                                   239,199             259,318
                                                                                            ---------------     ---------------
Partners' Capital
  General Partner	                                                                                     100                 100
  Beneficial Unit Certificate Holders
    ($10.29 per BUC in 1997 and $10.85 in 1996)	                                                16,404,728          17,298,164
                                                                                            ---------------     ---------------
                                                                                                16,404,828          17,298,264
                                                                                            ---------------     ---------------
                                                                                      	     $   16,644,027	     $   17,557,582
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                      		   For the             For the        For the Nine        For the Nine
                                               		    Quarter Ended	      Quarter Ended        Months Ended        Months Ended
                                               		   Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    ---------------     ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	                 $      250,494      $      302,693      $      765,119       $     934,597
	Equity in earnings (losses) of property partnerships       33,807             (65,928)            138,815              47,000
	Interest income on temporary cash investments		            32,673               6,742              94,255 	            17,816
 Gain on sale of mortgage-backed securities                   -                   -                   -                  3,157
	                                                   ---------------     ---------------     ---------------     ---------------
                                                           316,974             243,507          	  998,189	          1,002,570
Expenses
	General and administrative expenses (Note 7)	             241,803              78,599             429,334             241,795
                                                    ---------------     ---------------     ---------------     ---------------
Net income	                                         $       75,171      $      164,908      $      568,855      $      760,775
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
	General Partner	                                   $        5,259      $        5,539      $       15,986      $       16,856
	BUC Holders		                                              69,912             159,369             552,869             743,919
                                                    ---------------     ---------------     ---------------     ---------------
			                                                 $       75,171      $      164,908      $      568,855 	    $      760,775
                                                    ===============     ===============     ===============     ===============
Net income per BUC	                                 $          .05      $          .10      $          .35      $          .47
                                                    ===============     ===============     ===============     ===============
Weighted average number of BUCs outstanding	             1,593,604           1,593,604           1,593,604           1,596,382
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                                  	Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1996                      $          100	          1,593,604	     $   17,498,652    	 $   17,498,752
  Net income				                                            15,986                -                552,869             568,855
  Cash distributions paid or accrued (Note 4)		            (15,986)               -             (1,582,606)	        (1,598,592)
                                                    ---------------     ---------------     ---------------     ---------------
                                                    	          100	          1,593,604          16,468,915          16,469,015
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
  Balance at December 31, 1996                                -                   -               (200,488)           (200,488)
  Net change                                                  -                   -                136,301             136,301
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -                (64,187)            (64,187)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at September 30, 1997                        $         100           1,593,604      $   16,404,728      $   16,404,828
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended	       Months Ended
                                                                                            Sept. 30, 1997	     Sept. 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income			                                                     	                        $      568,855     	$      760,775
  Adjustments to reconcile net income to
    net cash provided by operating activities
  Equity in earnings of property partnerships				   			                                           (138,815)            (47,000)
  Gain on sale of mortgage-backed securities                                                          -                 (3,157)
  Amortization of discount on mortgage-backed securities			                                   		    (8,706)	           (12,714)
  Decrease in interest receivable				                     		                                         7,837		             6,672
  Decrease in other assets	           	                            			                              31,918		             5,786
  Decrease in accounts payable				                      			                                        (13,037)	            (6,988)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities				                   	                                448,052	            703,374
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received				                         	                              2,410,570             752,498
 Sale of mortgage-backed securities                                                                   -                318,848
 Distributions received from PREPs		                                            	                  138,815             173,918
 Investment in PREPs                                                                                  -               (126,918)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                        		              2,549,385           1,118,346
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                                        	(1,605,674)         (1,885,160)
 Purchase of units				                                                                                -                (69,692)
                                                                                            ---------------     ---------------
Net cash used in financing activities				                                                      	(1,605,674)         (1,954,852)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	                  		              1,391,763            (133,132)
Cash and temporary cash investments at beginning of period				                                     914,518             568,340
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period			                                     $    2,306,281      $      435,208
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and is accounted for using the equity method. When an investment in a PREP has been reduced to zero, earnings are recorded to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs.

 D) Allowance for Losses on Investments in PREPs
    The allowance for losses on investments in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on the fair value of the properties underlying the PEPs. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the fair value of the properties underlying the PREPs.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

 G) Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each period presented.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consists of the following at September 30, 1997:

	Cash and temporary cash investments			                               $   2,176,743
	GNMA Certificates						                                                  2,641,153
	FNMA Certificates						                                                  2,863,993
                                                                      ---------------
                              					      																													$   7,681,889
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. See Note 5 regarding the investment in mortgage-backed securities.

The General Partner previously announced the Partnership's intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. On June 17, 1997, the General
Partner decided the Partnership should cease acquiring BUCs.  Through June 17,
1997, 90,300 BUCs had been acquired at a total cost of $1,046,948 (none during 1997).

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

At September 30, 1997, the total amortized cost, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $5,569,333, $64,187, $5,505,146, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $8,695,780, $222,775, $490,385 and $8,428,170, respectively.



AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 1997, are as follows:

                                                                 Number       Interest           Maturity     	     Carrying
Type of Security and Name	                Location             of Units           Rate               Date	            Amount
-------------------------------     -------------------       ----------     ----------       ------------    ---------------
Held-to-Maturity
  GNMA Certificates:
  Broadmoor Court                   Colorado Springs, CO             47          9.25%         10/15/2029     $    1,531,211
  Owings Chase Apartments           Pikesville, MD                  234          6.75%         12/15/2023          5,448,712
  Pools of single-family mortgages                                               8.74%(1)    2016 to 2018          1,715,857
                                                                                                               --------------
                                                                                                                   8,695,780
                                                                                                               --------------
Available-for-Sale
  GNMA Certificates:
   Pools of single-family mortgages                                              6.03%(1)            2008          2,641,153(2)
  FNMA Certificates:
   Pools of single-family mortgages                                              5.52%(1)            2000          2,863,993(2)
                                                                                                               --------------
                                                                                                                   5,505,146
                                                                                                               --------------
Balance at September 30, 1997                                                                                  $  14,200,926
                                                                                                               ==============

(1) Represents yield to the Partnership.
(2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996                                                                                  $   16,466,489
  Additions
   Amortization of discount on mortgage-backed securities                                                              8,706
   Change in net unrealized holding losses on available-for-sale securities                                          136,301
  Deduction
   Mortgage principal payments received (1)                                                                       (2,410,570)
                                                                                                              ---------------
Balance at September 30, 1997                                                                                 $   14,200,926
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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Descriptions of the PREPs at September 30, 1997, are as follows:

                                                                                                                      Carrying
Name                              Location                       Partnership Name                                       Amount
----------------------------      -----------------------        ------------------------------------------     ---------------
Broadmoor Court                   Colorado Springs, CO           Stazier Associates Colorado Springs, Ltd.      $      141,523
Owings Chase Apartments           Pikesville, MD                 Owings Chase Limited Partnership                      200,000
Laurel Park Apartments            Riverdale, GA                  Gold Key Venture                                         -
                                                                                                                ---------------
                                                                                                                       341,523
Less valuation allowance                                                                                              (341,523)
                                                                                                                ---------------
Balance at September 30, 1997                                                                                   $         -
                                                                                                                ===============

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1996                                                                                    $         -
 Addition
  Equity in earnings of property partnerships                                                                          138,815
 Deduction
  Distributions received from PREPs                                                                                   (138,815)
                                                                                                                ---------------
Balance at September 30, 1997                                                                                   $         -
                                                                                                                ===============

7. Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1997 was $424,429 ($212,976 for the quarter ended September 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect adjustments made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1997, AFCA 6 earned administrative fees of $33,825 ($11,196 for the quarter ended September 30, 1997), all of which was paid by the Partnership.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $67,478 in 1997 ($22,325 for the quarter ended September 30, 1997).

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

8. Proposed Merger

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During the fourth quarter of 1996, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at September 30, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership and in which the Partnership continues to hold an equity interest at September 30, 1997:

                                                                                                 						Number	     	Percentage
                                                            		               									Number         of Units        	of Units
Property Name                    	        Location             	             							of Units         Occupied         Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Broadmoor Court                           Colorado Springs, CO                            47               41              87%
Laurel Park Apartments                    Riverdale, GA                                  387              368              95%
Owings Chase Apartments                   Pikesville, MD                                 234              221              94%
                                                                                   ----------       ----------      -----------
                                                                                         668              630              94%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                              For the Nine    	   For the Nine
                                                                                              Months Ended    	   Months Ended
                                                                                       	    Sept. 30, 1997	     Sept. 30, 1996
                                                                                            ---------------     ---------------
Regular monthly distributions
 Income							                                                                              $ 	      .3469	     $        .4660
 Return of capital								                                                                           .6462               .5793
                                                                                            ---------------     ---------------
					                                                                                       $	       .9931	     $       1.0453
                                                                                            ===============     ===============
Distributions
 Paid out of cash flow (including mortgage principal payments)				                          $	       .9931      $       1.0453
                                                                                            ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $1,380,833 of undistributed mortgage principal payments was placed in reserves (a net amount of $75,968 was withdrawn from reserves for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $7,681,889 of which $5,505,146 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1997, indicated that the PREPs recorded on the balance sheet at September 30, 1997, required no adjustments to their current carrying amounts.

The overall status of the Partnership's Permanent Investments has remained relatively constant since June 30, 1997.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the	            For the            Increase
                                                                       	 Quarter Ended       Quarter Ended	          (Decrease)
                                                                       	Sept. 30, 1997 	    Sept. 30, 1996           From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      250,494      $      302,693     	$      (52,199)
Equity in earnings (losses) of property partnerships	                         	 33,807             (65,928)             99,735
Interest income on temporary cash investments	                                  32,673	      	       6,742	             25,931
                                                                        ---------------     ---------------     ---------------
				                                                                           316,974		           243,507              73,467
General and administrative expenses		                                          241,803              78,599             163,204
                                                                         --------------     ---------------     ---------------
Net income	                                                              $      75,171      $      164,908	     $      (89,737)
                                                                         ==============     ===============     ===============

                                                                          For the Nine        For the Nine	           Increase
                                                                       	  Months Ended        Months Ended	          (Decrease)
                                                                      	 Sept. 30, 1997 	    Sept. 30, 1996           From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $      765,119      $      934,597	     $     (169,478)
Equity in earnings of property partnerships	                                   138,815              47,000             	91,815
Interest income on temporary cash investments	                                  94,255              17,816	             76,439
Gain on sale of mortgage-backed securities                                        -                  3,157              (3,157)
                                                                        ---------------     ---------------     ---------------
				                                                                           998,189           1,002,570              (4,381)
General and administrative expenses		                                          429,334             241,795             187,539
                                                                         --------------     ---------------     ---------------
Net income	                                                             $      568,855      $      760,775	     $     (191,920)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $34,100 of such decrease for the quarter and $102,500 of such decrease for the nine months was due to the redemption of the GNMA Certificate related to Ashwood Apartments. The remaining decrease of approximately $18,100 for the quarter and $67,000 for the nine months was due to continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Equity in earnings (losses) of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREPs to zero, equity in earnings (losses) of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. The Partnership recorded a loss of approximately $126,900 for Laurel Park Apartments for the quarter and nine months ended September 30, 1996, which reduced the Partnership's investment in Laurel Park Apartments to zero. Excluding such loss, equity in earnings (losses) of property partnerships decreased approximately $27,200 and $35,100, respectively, for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $6,800 and $45,800 of such decreases for the quarter and nine months, respectively, is attributable to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The remaining decrease of $20,400 for the quarter is due to a decrease in cash flow received from Broadmoor Court. The decrease of $45,800 from Ashwood Apartments for the nine months ended September 30, 1997, compared to the same period in 1996, together with a decrease of approximately $25,600 in cash flow received from Broadmoor Court, was partially offset by approximately $36,300 in cash flow received from Owings Chase Apartments during the nine months ended September 30, 1997. No distributions were received from Owings Chase Apartments during the comparable period of 1996.

The increase in interest on temporary cash investments for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 is primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

The Partnership recognized a gain on sale of mortgage-backed securities during the nine months ended September 30, 1996. No such gain was recognized by the Partnership during the comparable period of 1997.

General and administrative expenses increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. This increase is primarily due to transaction costs of approximately $130,400 incurred during the quarter and $141,500 incurred during the nine months ended September 30, 1997, in conjunction with the proposed merger described in Note 8 to the financial statements and an increase in salaries expense.

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

               4(c) Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First
                    Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and AF Merger, L.P. (incorporated herein by reference to Form 10-Q dated June 30, 1997 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Limited Partnership (Commission File No. 1-10022)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

      	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997     AMERICA FIRST PREP FUND 2
                              LIMITED PARTNERSHIP

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