Form 10-K
period 1997-12-31
AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
filed 1998-03-30
CIK 844327

FORM 10-K

	                     SECURITIES AND EXCHANGE COMMISSION
	                          WASHINGTON, D.C.  20549
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

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

The aggregate market value of the BUCs on March 3, 1998 based on the final sales price per BUC as reported in The Wall Street Journal on March 4, 1998 was $21,365,154.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                    None

	                              TABLE OF CONTENTS

	                                                                        Page

	                                   PART I

Item  1.	Business	                                                         1
Item  2.	Properties	                                                       2
Item  3.	Legal Proceedings	                                                3
Item  4.	Submission of Matters to a Vote of Security Holders	              3

	                                  PART II

Item  5.	Market for Registrant's Common Equity and Related
         Stockholder Matters	                                              3
Item  6.	Selected Financial Data	                                          4
Item  7.	Management's Discussion and Analysis of Financial Condition
 		      and Results of Operations	                                        5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        9
Item  8.	Financial Statements and Supplementary Data	                      9
Item  9.	Changes in and Disagreements With Accountants on Accounting
		       and Financial Disclosure	                                         9

	                                  PART III

Item 10.	Directors and Executive Officers of Registrant	                   9
Item 11.	Executive Compensation	                                          11
Item 12.	Security Ownership of Certain Beneficial Owners and Management	  11
Item 13.	Certain Relationships and Related Transactions	                  11

	                                  PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	 12

SIGNATURES	                                                               26

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

      Through December 31, 1997, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing projects located in four states (the "GNMA Certificates"); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association ("FNMA") (the "Single-Family Certificates") and; (iii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. The Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. In addition, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained
its PREP in Laurel Park Apartments.   Collectively, the two remaining GNMA
Certificates and the three remaining PREPs are referred to herein as the "Permanent Investments". A description of the Permanent Investments held by the Registrant at December 31, 1997, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to Item 8 hereof. In addition, the Registrant held various Single-Family Certificates at December 31, 1997. All Permanent Investments were made in conjunction with America First PREP Fund 2 Pension Limited Partnership, an affiliate of the Registrant.

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

	    Item 2.  Properties.  The Registrant does not directly own or lease any physical properties.  The Registrant has invested in the Permanent Investments described in Item 1.  By virtue of its interest in the PREPs, the Partnership indirectly owns the properties it has financed through the Permanent
Investments.  Descriptions of the multifamily housing properties collateralizing the Permanent Investments held by the Registrant as of
December 31, 1997, are described in the following table:

                                                                           Average
                                                            Number     Square Feet            Federal
Property Name                  Location                   of Units        Per Unit          Tax Basis
--------------------------     ----------------------     --------     -----------     ---------------
Broadmoor Court                Colorado Springs, CO            47             391      $    1,832,939
Laurel Park Apartments         Riverdale, GA                  387             855           7,318,562
Owings Chase Apartments        Pikesville, MD                 234             960           8,013,858
                                                          --------                     ---------------
                                                              668                      $   17,165,359
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                       1997         1996         1995         1994         1993
                                                  ----------   ----------   ----------   ----------   ----------
 BROADMOOR COURT
 Average Occupancy Rate                                 93%          96%           99%          98%          96%
 Average Effective Annual Rental Per Unit           $21,108      $21,400       $21,289      $20,540      $19,373

 LAUREL PARK APARTMENTS
 Average Occupancy Rate                                 96%          97%           95%          85%          74%
 Average Effective Annual Rental Per Unit            $5,434       $5,293        $4,867       $4,217       $3,503

 OWINGS CHASE APARTMENTS
 Average Occupancy Rate                                 94%          96%           95%          91%          83%
 Average Effective Annual Rental Per Unit            $6,820       $6,792        $6,580       $6,302       $5,933

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

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of 1997 to a vote of the Registrant's security holders.

                                   PART II

	    Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

		         (a)	Market Information.  The BUCs became freely transferable on
     December 1, 1988, and are listed on the American Stock Exchange under the trading symbol "PF."  The following table sets forth the high and low final sale prices for the BUCs for each quarter in 1997 and 1996.

	                                          Sale Prices
              1996                    High  	         Low
           -----------			            -------        -------
           1st Quarter               $12-1/4        $10-3/4
           2nd Quarter               $12-1/8        $ 9-7/8
           3rd Quarter               $11-3/4        $ 9-3/4
           4th Quarter               $12            $10-3/8

              1997                    High  	         Low
           -----------			            -------        -------
           1st Quarter               $11-5/8        $10-7/8
           2nd Quarter               $12-3/4        $10-1/2
           3rd Quarter               $13-3/4        $11-1/8
           4th Quarter		             $14-3/4        $12-1/2

		         (b)	Investors.  The approximate number of BUC
     Holders on December 31, 1997, was 1,642.

		         (c)	Distributions.  Cash distributions are being made on a monthly basis.  Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1997, and December 31, 1996, equaled
     $2,096,065 and $2,210,068, respectively.  The cash distributions paid per
     BUC during the fiscal years ended December 31, 1997, and December 31,
     1996, were as follows:

	                                                      Per BUC
	                                      Year Ended            Year Ended
                                       December 31, 1997     December 31, 1996
                                       -----------------     -----------------
Income                                 $          .3130      $           .9875
Return of Capital			                             1.0023                  .3975
                                       -----------------     -----------------
Total			                               $         1.3153      $          1.3850
                                       =================     =================

	    See Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the	       For the	       For the        For the        For the
		                                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
		                                                    Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994  Dec. 31, 1993
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                    $  1,010,651   $  1,231,344   $  1,346,474   $  1,043,641   $  1,092,142
Equity in earnings of property partnerships		              138,815         53,802      	 127,736        169,397        101,473
Interest income on temporary cash investments		            126,328         24,302         29,476         68,326        165,010
Gain on sale of mortgage-backed securities		                  -             3,157          3,023           -              -
Gain on sale of PREP                                          -           598,867           -              -              -
General and administrative expenses		                     (755,784)      (313,422)      (287,838)      (270,366)      (300,018)
						                                                -------------  -------------  -------------  -------------  -------------
Net income	                                           $    520,010   $  1,598,050   $ 	1,218,871   $   1,010,998  $   1,058,607
                                                      =============  ============= =============  =============  =============
Net income, basic and diluted, per
 Beneficial Unit Certificate (BUC)	                   $        .31   $        .99   $         .73  $         .59  $         .61
                                                      =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	           $     1.3153   $     1.3850   $      1.4546  $      1.5231  $      1.5903
                                                      =============  =============  =============  =============  =============
Investment in mortgage-backed securities	             $ 13,904,717   $ 16,466,489   $  17,895,507  $  19,741,212  $  19,918,972
                                                      =============  =============  =============  =============  =============
Investment in preferred real estate participations
 (PREPs), net of valuation allowance	                 $       -      $       -      $       -      $     37,384   $    229,810
                                                      =============  =============  =============  =============  =============
Total assets	                                         $ 16,311,924   $ 17,557,582   $  18,633,427  $ 20,853,645   $ 22,233,478
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During 1996, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at December 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold an equity interest at December 31, 1997:

                                                                                                 						Number	      Percentage
                                                            		                        Number        	of Units        	of Units
Property Name                    	        Location             	                    of Units         Occupied        	Occupied
---------------------------------         -------------------------                ----------       ----------       ----------
Broadmoor Court                 	         Colorado Springs, CO        	                   47              	47             100%
Laurel Park Apartments          	         Riverdale, GA              	                   387              380              98%
Owings Chase Apartments         	         Pikesville, MD             	                   234             	217              93%
                                                                                   ----------       ----------      -----------
                                                             	                           668	             644              96%
                                                                                   ==========       ==========      ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                               For the           		For the     	       For the
                                                                            Year Ended  						  Year Ended      		  Year Ended
                                                                         Dec. 31, 1997 					 Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Regular monthly distributions
	Income							                                                          $        .3130      $        .9875      $       	.7320
	Return of capital								                                                      1.0023               .3975               .7226
                                                                        ---------------     ---------------     ---------------
					                                                                   $       1.3153      $       1.3850      $       1.4546
                                                                        ===============     ===============     ===============
Distributions
	Paid out of cash flow (including mortgage principal payments)					     $       1.3153      $       1.3850      $       1.4546
                                                                        ===============     ===============     ===============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $1,136,451 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at December 31, 1997, was $7,274,988 of which $5,342,627 was invested in Single-Family Certificates.

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

AFCA 6 has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. AFCA 6 believes the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse AFCA 6 for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

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

Based on the foregoing methodology, valuations and reviews performed during the year ended December 31, 1997, indicated that the investment in PREPs recorded on the balance sheet at December 31, 1997, required no adjustments to the current carrying amounts.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 93% during 1997, compared to 96% during 1996. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1998. In addition to principal and interest payments received during 1997 on the GNMA Certificate collateralized by this property, the Partnership recorded $102,558 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 96% during 1997 compared to 97% during 1996. At December 31, 1997 the Partnership's investment in this property consists only of a PREP since the Partnership had already been repaid by GNMA on its GNMA
Certificate. Laurel Park Apartments has been current on its mortgage obligations since a Loan Modification Agreement (LMA) was effected in August 1996. The Partnership did not receive any equity distributions on its PREP during 1997. It is anticipated that Laurel Park Apartments will continue to generate cash flow sufficient to meet its mortgage obligations under the terms of the LMA during 1998.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 94% during 1997, compared to 96% during 1996. Cash flow from the operations of the property was sufficient to fully service debt on the mortgage loan in 1997. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1997, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1998. In addition to principal and interest payments received during 1997 on the GNMA Certificate collateralized by this property, the Partnership recorded $36,257 in equity distributions from the partnership which owns the property.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the	            For the		          For the
                                                                       	    Year Ended     		   Year Ended		       Year Ended
                                                                         Dec. 31, 1997 		    Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income	                                      $    1,010,651      $    1,231,344	     $    1,346,474
Equity in earnings of property partnerships		                                  138,815              53,802            	127,736
Interest income on temporary cash investments	                                 126,328              24,302		            29,476
Gain on sale of mortgage-backed securities                                        -                  3,157               3,023
Gain on sale of PREP                                                              -                598,867                -
                                                                         --------------     ---------------     ---------------
				                                                                         1,275,794           1,911,472           1,506,709
General and administrative expenses		                                          755,784             313,422 		          287,838
                                                                         --------------     ---------------     ---------------
Net income	                                                              $     520,010      $   1,598,050	     $    1,218,871
                                                                         ==============     ===============     ===============

                                                                         	    Increase	           Increase
                                                                       		    (Decrease)     		   (Decrease)
                                                                             From 1996 		        From 1995
                                                                        ---------------     ---------------
Mortgage-backed securities income	                                      $     (220,693)     $     (115,130)
Equity in earnings of property partnerships		                                   85,013             (73,934)
Interest income on temporary cash investments	                                 102,026              (5,174)
Gain on sale of mortgage-backed securities                                      (3,157)                134
Gain on sale of PREP                                                          (598,867)            598,867
                                                                         --------------     ---------------
				                                                                          (635,678)            404,763
General and administrative expenses		                                          442,362              25,584
                                                                         --------------     ---------------
Net income	                                                              $  (1,078,040)     $      379,179
                                                                         ==============     ===============

Mortgage-backed securities income decreased $220,693 from 1996 to 1997. Approximately $136,500 of such decrease was due to the redemption of the GNMA Certificate related to Ashwood Apartments in January 1997. The remaining decrease of approximately $84,200 was due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

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

Equity in earnings of property partnerships increased $85,013 from 1996 to 1997 due primarily to recording a loss of approximately $126,900 for Laurel Park Apartments during 1996. Excluding such loss, equity in earnings of property partnerships decreased approximately $41,900 from 1996 to 1997. Approximately $52,600 of such decrease is attributable to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The decrease of $52,600 from Ashwood Apartments together with a decrease of approximately $25,600 in cash flow received from Broadmoor Court, was partially offset by approximately $36,300 in cash flow received from Owings Chase Apartments during 1997. No distributions were received from Owings Chase Apartments during 1996.

Equity in earnings of property partnerships decreased $73,934 from 1995 to 1996 due primarily to recording a loss of approximately $127,000 for Laurel Park Apartments during the third quarter of 1996. This loss resulted from expenses incurred in conjunction with entering into a loan modification agreement with HUD in August. The loss related to Laurel Park Apartments was partially offset by an increase in cash flow of approximately $37,000 from Broadmoor Court and $16,000 from Ashwood Apartments.

The increase in interest income on temporary cash investments of $102,026 from 1996 to 1997 was primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership PREP in Ashwood Apartments.

The decrease in interest income on temporary cash investments of $5,174 from 1995 to 1996 was primarily attributable to the decrease in cash reserves as a result of the purchase of BUCs during 1995 and 1996.

The Partnership recorded a gain of $598,867 in 1996 due to the sale of the Partnership's limited partnership interest in the operating partnership which owns Ashwood Apartments. Due to this sale, the Partnership no longer receives equity distributions from Ashwood Apartments.

General and administrative expenses increased $442,362 from 1996 to 1997.
This increase was due primarily to transaction costs of approximately $328,700 incurred in conjunction with the proposed merger described in Note 9 to the financial statements and to an increase in salaries expense. General and administrative expenses increased $25,584 from 1995 to 1996 primarily due to increases in: (i) salaries and related expenses of approximately $18,000;
(ii) travel expenses of approximately $5,000; and (iii) other general and administrative expenses of approximately $3,000.

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

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

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc..

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc..

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1997, is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     (a) No person is known by Registrant to own beneficially more than 5% of the BUCs.

	    (b)	William S. Carter owns 11,000 BUCs.  No other manager or officer of
America First Companies L.L.C. and no partner of AFCA owns any BUCs.

	    (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

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

	    During 1997, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $657,395 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

	    AFCA is entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which is paid by the Partnership to the extent such amounts are not paid by property owners. AFCA earned $44,913 in such administrative fees during 1997, all of which was paid by the Partnership.

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

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Laurel Park Apartments and Owings Chase Apartments. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 3.5% to 4% of gross revenues. Because the Manager is an affiliate of AFCA, the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $89,721.

	                                  PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

		          Independent Accountants' Report.

		          Balance Sheets of the Registrant as of December 31, 1997, and
            December 31, 1996.

		          Statements of Income of the Registrant for the years ended
            December 31, 1997, December 31, 1996, and December 31, 1995.

		          Statements of Partners' Capital of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

		          Statements of Cash Flows of the Registrant for the years ended
            December 31, 1997, December 31, 1996, and December 31, 1995.

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

		          3.	Exhibits.  The following exhibits were filed as required by
     Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

										      2. Agreement and Plan of Merger, dated as of July 29, 1997,
												among the Registrant, America First Participating/Preferred Equity
												Mortgage Fund Limited Partnership, America First Prep Fund 2
												Pension Series Limited Partnership and AF Merger, L.P.
												(incorporated herein by reference to Form 10-Q dated June 30, 1997
												filed pursuant to Section 13 or 15(d) of the Securities Act of 1934
            by America First PREP Fund 2 Limited Partnership (Commission File
												No. 1-10022)).

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Limited Partnership:

We have audited the accompanying balance sheets of America First Prep Fund 2 Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Prep Fund 2 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998					/s/Coopers & Lybrand L.L.P.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            ---------------     ---------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    2,277,552      $      914,518
 Investment in mortgage-backed securities (Note 5)                                              13,904,717          16,466,489
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable                                                                                90,684             100,198
 Other assets                                                                                       38,971              76,377
                                                                                            ---------------     ---------------
                                                                                            $   16,311,924      $   17,557,582
                                                                                            ===============     ===============
Liabilities and Partners' Capital
	Liabilities
		Accounts payable (Note 7)	                                                                $      279,666      $       77,744
		Distribution payable (Note 4)		                                                                  172,077             181,574
                                                                                            ---------------     ---------------
                                                                                             		    451,743             259,318
                                                                                            ---------------     ---------------
 Partners' Capital
	 General Partner	                                                                                     100                 100
 	Beneficial Unit Certificate Holders
			($9.95 per BUC in 1997 and $10.85 in 1996)	                                                  15,860,081          17,298,164
                                                                                            ---------------     ---------------
                                                                                          		    15,860,181          17,298,264
                                                                                            ---------------     ---------------
                                                                                      				  $   16,311,924      $   17,557,582
                                                                                            ===============     ===============

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                      			                      For the             For the             For the
                                               			                          Year Ended          Year Ended          Year Ended
                                               				                      Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Income
	Mortgage-backed securities income	(Note 5)                             $    1,010,651      $    1,231,344      $    1,346,474
	Equity in earnings of property partnerships	(Note 6)                          138,815              53,802             127,736
	Interest income on temporary cash investments		                               126,328              24,302              29,476
 Gain on sale of mortgage-backed securities                                       -                  3,157               3,023
 Gain on sale of PREP                                                             -                598,867                -
     	                                                                  ---------------     ---------------     ---------------
                                                                             1,275,794           1,911,472           1,506,709
Expenses
	General and administrative expenses (Note 7)		                                755,784             313,422             287,838
                                                                        ---------------     ---------------     ---------------
Net income	                                                             $      520,010      $     1,598,050      $    1,218,871
                                                                        ===============     ===============     ===============
Net income allocated to:
	General Partner	                                                       $       21,172      $       22,324      $       23,988
	BUC Holders		                                                                 498,838           1,575,726           1,194,883
                                                                        ---------------     ---------------     ---------------
			                                                                     $      520,010      $    1,598,050      $    1,218,871
                                                                        ===============     ===============     ===============
Net income, basic and diluted, per BUC	                                 $          .31      $          .99      $          .73
                                                                        ===============     ===============     ===============
Weighted average number of BUCs outstanding	                                 1,593,604           1,595,687           1,632,412
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1994 TO DECEMBER 31, 1997

                                                                                   Beneficial Unit
                                                                                 Certificate Holders
                                                           General
                                                           Partner           # of BUCs              Amount               Total
                                                    ---------------     ---------------     ---------------     ---------------
Partners' Capital (excluding net unrealized
 holding losses)
  Balance at December 31, 1994                      $          100           1,683,904      $   20,359,885      $   20,359,985
  Net income                                                23,988                -              1,194,883           1,218,871
  Cash distributions paid or accrued (Note 4)              (23,988)               -             (2,374,826)         (2,398,814)
  Purchase of units                                          -                 (83,800)           (977,256)           (977,256)
                                                    ---------------     ---------------     ---------------     ---------------
  Balance at December31 1995                                   100	          1,600,104	         18,202,686   	      18,202,786
  Net income				                                            22,324		              -		            1,575,726  	        1,598,050
  Cash distributions paid or accrued (Note 4)		            (22,324)		             -             (2,210,068)         (2,232,392)
  Purchase of units				                                       -		               (6,500)		          (69,692)	           (69,692)
                                                    ---------------     ---------------     ---------------     ---------------
  Balance at December 31, 1996                                 100           1,593,604          17,498,652          17,498,752
  Net income                                                21,172                -                498,838             520,010
  Cash distributions paid or accrued (Note 4)              (21,172)               -             (2,096,065)         (2,117,237)
                                                    ---------------     ---------------     ---------------     ---------------
                                                   	           100           1,593,604	         15,901,425          15,901,525
                                                    ---------------     ---------------     ---------------     ---------------
Net unrealized holding losses
 Balance at December 31, 1994                                 -                   -                   -                   -
  Net Change                                                  -                   -                (30,271)            (30,271)
                                                    ---------------     ---------------     ---------------     ---------------

 Balance at December 31, 1995                                 -                   -                (30,271)            (30,271)
  Net change                                                  -                   -               (170,217)           (170,217)
                                                    ---------------     ---------------     ---------------     ---------------
 Balance at December 31, 1996                                 -                   -               (200,488)           (200,488)
  Net change                                                  -                   -                159,144             159,144
                                                    ---------------     ---------------     ---------------     ---------------
                                                              -                   -                (41,344)            (41,344)
                                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1997                        $          100           1,593,604      $   15,860,081      $   15,860,181
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended	         Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996	      Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income			                                                          $      520,010      $    1,598,050      $    1,218,871
  Adjustments to reconcile net income to
    net cash provided by operating activities
   Equity in earnings of property partnerships				                            (138,815)            (53,802)           (127,736)
   Gain on sale of mortgage-backed securities				                                 -                 (3,157)             (3,023)
   Gain on sale of PREP                                                           -               (598,867)               -
   Amortization of discount on mortgage-backed securities				                  (12,762)            (14,493)            (19,928)
   Decrease in interest receivable				                                           9,514               7,722              11,514
   (Increase) decrease in other assets	                                         37,406             (14,717)              8,928
   Increase in accounts payable			                                             201,922                 243               5,586
                                                                        ---------------     ---------------     ---------------
   Net cash provided by operating activities                                   617,275             920,979           1,094,212
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                        2,733,678             957,603           1,256,247
 Distributions received from PREPs		                                           138,815             180,720             165,120
 Sale of mortgage-backed securities				                                           -                318,848             582,138
 Sale of PREP                                                                     -                598,867                -
 Investments in PREPs                                                             -               (126,918)               -
                                                                        ---------------     ---------------     ---------------
  Net cash provided by investing activities                                  2,872,493           1,929,120           2,003,505
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities
 Distributions paid				                                                     (2,126,734)         (2,434,229)         (2,437,148)
 Purchase of units				                                                            -                (69,692)           (977,256)
                                                                        ---------------     ---------------     ---------------
  Net cash used in financing activities				                                 (2,126,734)         (2,503,921)         (3,414,404)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments	              1,363,034             346,178            (316,687)
Cash and temporary cash investments at beginning of year  				                 914,518             568,340             885,027
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year  			                 $    2,277,552      $      914,518      $      568,340
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

 D)	Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

	E)	Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $2,686,450 and $3,141,010 at December 31, 1997, and December 31, 1996 respectively.

	F)	Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

	G)	Net Income Per BUC
    Net income per BUC has been calculated based on the weighted average number of BUCs outstanding during each year presented.

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting
    Standards No. 128 "Earnings Per Share" (FAS 128).  FAS 128, which is effective for periods ending after December 15, 1997, did not have an
				impact on the Partnership's computation, presentation or disclosure of earnings per BUC as no dilutive common share equivalents existed at
    December 31, 1997.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

	Cash and temporary cash investments				                      	       $    1,932,361
	GNMA Certificates										                                               2,544,176
	FNMA Certificates										                                               2,798,451
                                                                      ---------------
                              					                                   $    7,274,988
                                                                      ===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Partnership. See Note 5 regarding the investment in mortgage-backed securities.

The General Partner previously announced the Partnership's intent to utilize a portion of the reserve account to purchase up to a total of 125,000 BUCs of the Partnership in open-market transactions. On June 17, 1997, the General
Partner decided the Partnership should cease acquiring BUCs.  Through June 17,
1997, 90,300 BUCs had been acquired at a total cost of $1,046,948 (none during 1997, 6,500 BUCs at a cost of $69,692 for the year ended December 31, 1996, and 83,800 BUCs at a cost of $977,256 for the year ended December 31, 1995).

4. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 6 and BUC Holders. Income and expenses are allocated to each BUC Holder on a monthly bases based on the number of BUCs held by each Holder as of the last day of the month for which such allocation is be to be made.

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


AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

At December 31, 1997, the total amortized cost, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $5,383,971, $41,344, $5,342,627, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $8,562,090, $225,215, $488,739 and $8,298,566, respectively.

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



AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1997, are as follows:

                                                                                                                        Income
                                                             Number    Interest       Maturity    	 	  Carrying         Earned
Type of Security and Name	          Location               of Units    	   Rate      	    Date		         Amount        in 1997
-------------------------------     -------------------   ----------  ----------   ------------   --------------   ------------
Held-to-Maturity
	GNMA Certificates:
 	Broadmoor Court	                  Colorado Springs, CO	       47    	 9.25%     	    10/15/29   $	  1,529,361    $    141,774
 	Owings Chase Apartments          	Pikesville, MD             234    	 6.75%          12/15/23   	   5,430,434         368,786
 	Ashwood Apartments       	        Tulsa, OK                  144      9.25%          07/15/23            -   (1)         -
 	Pools of single-family mortgages 		                             	     8.74%(2)   2016 to 2018	      1,602,295         163,880
                                                                                                  --------------    ------------
                                                                                                      8,562,090         674,440
                                                                                                  --------------    ------------
Available-for-Sale
	GNMA Certificates:
	 Pools of single-family mortgages 		                             	     6.03%(2)          	2008	 	    2,544,176(3)      168,872
 FNMA Certificates:
 	Pools of single-family mortgages                   	                	 5.52%(2)         	 2000    		 2,798,451(3)      167,339
                                                                                                  --------------    ------------
                                                                                                      5,342,627         336,211
                                                                                                  --------------    ------------
Balance at December 31, 1997                                                                   			$  13,904,717     $ 1,010,651
                                                                                                  ==============    ============

(1) GNMA Certificate was redeemed in January 1997.
(2) Represents yield to the Partnership.
(3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $   16,466,489      $   17,895,507      $   19,741,212
	Additions
		Amortization of discount on mortgage-backed securities                        12,762              14,493              19,928
		Change in net unrealized holding losses on
   available-for-sale securities                                               159,144            (170,217)            (30,271)
	Deductions
		Mortgage principal payments received(1)                                   (2,733,678)           (957,603)         (1,256,247)
		Sale of mortgage-backed securities                                              -               (315,691)           (579,115)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                      					                       $   13,904,717      $   16,466,489      $   17,895,507
                                                                        ===============     ===============     ===============

(1) Includes proceeds of $1,470,685 received from GNMA in January 1997, due to the redemption of the GNMA Certificate related to Ashwood Apartments.

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the PREPs held at December 31, 1997, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                       Carrying    of Property
Name                         	Location                 Partnership Name			                               Amount   Partnerships
------------------------      ---------------------    -----------------------------------------    ------------  -------------
Broadmoor Court      	        Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.	   $   141,523   $    102,558
Owings Chase Apartments       Pikesville, MD           Owings Chase Limited Partnership            	    200,000         36,257
Laurel Park Apartments        Riverdale, GA            Gold Key Venture                       			          -              -
                                                                                                    ------------   ------------
                                                                                                  	 	   341,523    $   138,815
Less valuation allowance                                                                            			(341,523)   ============
                                                                                                    ------------
Balance at December 31, 1997                                                            					       $      -
                                                                                                    ============


Reconciliation of the carrying amount of the PREPs is as follows:

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                       ---------------     ---------------     ---------------
Balance at beginning of year                  								                 $      341,523      $      341,523      $      707,544
	Additions
		Equity in earnings of property partnerships                         							 138,815              53,802             127,736
  Investment in PREPs                                                            -                126,918                -
	Deductions
		Distributions received from PREPs                                          (138,815)            (180,720)           (165,120)
  Write-off(1)                                                                   -                   -                (328,637)
                                                                       ---------------      ---------------     ---------------
Balance at end of year                   					                         $      341,523       $ 	    341,523      $      341,523
                                                                       ===============      ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $      341,523      $     	341,523      $      670,160
	Write-off(1)                                                                     -                   -               (328,637)
                                                                        ---------------     ---------------     ---------------
Balance at end of year					                                             $ 	    341,523      $	     341,523      $      341,523
                                                                        ===============     ===============     ===============

(1) During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

                                                                              				1997              		1996		              1995
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
	Real estate	                                                           $   17,098,929      $   17,830,781      $   20,381,335
	Restricted deposits and funded reserves		                                     932,486             977,821             484,879
 Other assets		                                                              1,132,493           1,191,345           1,378,718
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,163,908      $   19,999,947      $   22,244,932
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
	Liabilities
  Mortgage notes payable	                                               $   20,225,761      $   20,459,706      $   22,313,737
  Other liabilities		                                                        1,223,695           1,653,940           1,846,124
	Partners' Capital (Deficit)
		General Partners		                                                        (2,717,154)         (2,545,305)         (2,346,535)
  Limited Partners
   America First PREP Fund 2 Limited Partnership		                             341,523             341,523             341,523
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             203,547             203,547
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,163,908      $   19,999,947      $   22,244,932
                                                                        ===============     ===============     ===============
Rental income	                                                          $    5,090,195      $    5,550,385      $    6,423,813
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                         $     (462,217)     $     (469,952)     $   (1,163,422)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
 (as calculated pursuant to the Limited Partnership Agreements)	        $      138,815      $       53,802      $      127,736
	                                                                       ===============     ===============     ===============

7.	Transactions With Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

                                                                      										1997		              1996		              1995
            														                                              ---------------     ---------------     ---------------
Proposed merger transaction costs                                       $      328,716      $         -         $         -
Reimbursable salaries and benefits								                                     231,383       	     166,088 	           144,920
Professional fees and expenses									                                         19,575              16,539 		           20,320
Investor services and custodial fees								                                    17,804             	20,234            		22,368
Other expenses								                                                          15,095              12,334 		            7,509
Report preparation and distribution									                                    13,037              10,658 	           	10,879
Registration fees									                                                      11,534               8,911 	            12,786
Consulting and travel expense                                             						10,185               6,794 		              993
Insurance									                                                               6,314               7,505 	            	6,727
Telephone								                                                               	3,752               2,841 	            	2,908
														                                                          ---------------     ---------------     ---------------
									                                                               $      657,395      $      251,904 	    $      229,410
														                                                          ===============     ===============     ===============

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fees earned by AFCA 6 was $44,913 in 1997, $51,364 in 1996, and $52,901 in 1995. Of these amounts, $44,913 in 1997, $45,238 in 1996, and $46,737 in 1995 was paid by the
Partnership and the remainder was paid by property owners.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6.
Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1997, 1996 or 1995.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $89,721, $84,328 and $75,795 in 1997, 1996 and 1995, respectively.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                        At December 31, 1997                    At December 31, 1996
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $    2,277,552      $    2,277,552      $      914,518      $      914,518
Investment in mortgage-backed securities            13,904,717          13,641,193      $   16,466,489      $   16,227,552

9. Proposed Merger

On July 29, 1997, the Partnership announced that it had signed an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, America First Participating Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership (Prep Fund 1), America First PREP Fund 2 Pension Series Limited Partnership, a Delaware limited partnership (Pension Fund and together with the Partnership and Prep Fund 1, the Funds), America First Mortgage Investments, Inc., a newly formed Maryland corporation (AFM), and AF Merger, L.P., a newly formed Delaware limited partnership and a subsidiary of AFM (AFM L.P.), which contemplates a business combination transaction (the Merger) pursuant to which the Partnership and Prep Fund 1 will merge with AFM, with AFM surviving such merger, and Pension Fund will merge with AFM L.P., with the Pension Fund surviving such merger. The Merger, which is expected to be accomplished on a tax-deferred basis for investors in the Funds, will not be consummated unless both the Partnership and Prep Fund 1 participate in the Merger. The participation of Pension Fund is not a condition to the closing of the Merger with respect to the Partnership and Prep Fund 1. On February 17, 1998, the Registration Statement on Form S-4 relating to the Merger was declared effective by the Securities and Exchange Commission.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

10.	Summary of Unaudited Quarterly Results of Operations

                                                        First		            Second	               Third		            Fourth
From January 1, 1997, to December 31, 1997	           Quarter		           Quarter	             Quarter		           Quarter
                                          						---------------     ---------------     ---------------     ---------------
Total income					                               $      356,723 	    $      324,492      $      316,974      $      277,605
Total expenses					                                    (87,041)		         (100,490)           (241,803)(1)        (326,450)(1)
														                                  ---------------     ---------------     ---------------     ---------------
Net income				                                  $      269,682 	    $      224,002 	    $       75,171      $      (48,845)
														                                  ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC		        $          .17 	    $          .13 	    $          .05      $         (.04)
														                                  ===============     ===============     ===============     ===============
Market Price per BUC
 High sale                                              11-5/8              12-3/4              13-3/4              14-3/4
 Low sale                                               10-7/8              10-1/2              11-1/8              12-1/2
														                                  ===============     ===============     ===============     ===============

(1) The Partnership incurred transaction costs in connection with the proposed merger described in Note 9 of approximately $130,400 and $187,200 during the third and fourth quarters of 1997, respectively.

AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

Date:  March 26, 1998

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998	             By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  March 26, 1998	             By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer and
                                      Manager (Principal Financial Officer)


Date:  March 26, 1998	             By /s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 26, 1998	             By /s/ George Kubat*
		                                    George Kubat
		                                    Manager


Date:  March 26, 1998	             By	/s/ Martin A. Massengale*
		                                    Martin A. Massengale
		                                    Manager


Date:  March 26, 1998	             By	/s/ Alan Baer*
		                                   Alan Baer
		                                   Manager


Date:  March 26, 1998	             By	/s/ Gail Walling Yanney*
		                                    Gail Walling Yanney
 		                                   Manager


Date:  March 26, 1998	             By	/s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                               					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                             			/s/ William S. Carter, M.D.
                                               William S. Carter, M.D.